Form 10QSB
period 1997-03-28
ASD GROUP INC
filed 1997-06-26
CIK 1017875

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from to ______ to ______

                         Commission File Number 333-7731

                                 ASD GROUP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    14-1483460
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                 1 INDUSTRY STREET, POUGHKEEPSIE, NEW YORK 12603
                 -----------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (914) 452-3000
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [ ]               No      [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of June 20, 1997 was 1,577,917.

                                 ASD GROUP, INC.

                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 MARCH 28, 1997
                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I            FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets:
                  March 28, 1997 (unaudited) and June 30, 1996                                            3

                  Consolidated  Statements of  Operations (unaudited):
                  Three and nine months ended March 28, 1997 and March 29, 1996                           4

                  Consolidated  Statements of Cash Flows (unaudited):
                  Nine months ended March 28, 1997 and March 29, 1996                                     5

                  Notes to Consolidated Financial Statements                                              6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               7

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports                                                                   11

SIGNATURES                                                                                                13

                                     PART I
                             FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,               March 28,
                                                                               1996                   1997
                                                                           ------------           ------------
                                                                                                   (Unaudited)
                               Assets
 Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      458,911         $      217,397
  Accounts receivable, less allowance for doubtful accounts of $383,000
      and $63,000 respectively. . . . . . . . . . . . . . . . . . . . . .       2,737,163              2,112,161
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .       5,954,571              5,204,638
  Prepaid expenses and other current assets. . . . . . . . . . . .. . . .          56,372                207,056
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . .         313,449                115,864
                                                                             ------------           ------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       9,520,466              7,857,116
Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . .       4,736,779              4,583,197
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . .         959,499              1,415,067
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         637,735              1,001,817
                                                                             ------------           ------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 15,854,479           $ 14,857,197
                                                                             ============           ============

                    Liabilities and stockholders' equity
 Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . .  . . . .    $  1,072,710          $   1,927,213
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,693,452              1,792,002
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,202,228                897,330
  Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . .. . . .          69,666                     -
                                                                             ------------           ------------
    Total current liabilities. . . . . . . . . . . . . . . . . . .. . . .       5,038,056              4,616,545
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,602,158              9,053,884
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . .. . . .         301,085                303,801
                                                                             ------------           ------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .. . . .      14,941,299             13,974,230
                                                                             ------------           ------------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued. . . . . . . . . . . . . . . . . . . . . . . . .  . . . .             -                      -
  Common stock, $.01 par value, 10,000,000 shares authorized,
    632,917 shares issued and outstanding. . . . . . . . . . . . .. . . .           6,329                  6,329
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .. . . .              -                 327,000
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .. . . .         906,851                549,638
                                                                             ------------           ------------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .         913,180                882,967
                                                                             ------------           ------------
 Total liabilities and stockholders' equity. . . . . . . . . . . . . . . .   $ 15,854,479           $ 14,857,197
                                                                             =============          ============

                        ASD GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                          Three Months Ended                     Nine Months Ended
                                  ---------------------------------      ---------------------------------
                                   March 29,           March 28,          March 29,          March 28,
                                      1996               1997                1996               1997
                                      ----               ----                ----               ----
 Net sales. . . . . . . . . . . . $   6,523,890      $    3,873,949      $   19,850,217     $   12,083,794
 Cost of good sold. . . . . . . .     5,052,409           2,960,819          15,714,508          8,994,085
                                  -------------      --------------      --------------     --------------
    Gross profit. . . . . . . . .     1,471,481             913,130           4,135,709          3,089,709
                                  -------------      --------------      --------------     --------------
 Operating expenses:
   Sales and marketing. . . . . .        63,550              39,473             178,299            135,689
   General and administrative. .      1,023,523             785,755           3,149,461          2,431,722
                                  -------------      --------------      --------------     --------------
    Total operating expenses. . .     1,087,073             825,228           3,327,760          2,567,411
                                  -------------      --------------      --------------     --------------
    Income from operations. . . .       384,408              87,902             807,949            522,298
 Other income (expense). . . . .        (10,935)              9,145             205,175             59,698
 Interest expense. . . . . . . .        306,764             431,055             680,673          1,197,192
                                  -------------      --------------      --------------     --------------
    Income (loss) before
     income taxes. . . . . . . .         66,709            (334,008)            332,451           (615,196)
 Provision (benefit) for
   income taxes. . . . . . . . .         28,000            (139,983)            (33,000)          (257,983)
                                  -------------      --------------      --------------     --------------
    NET INCOME (LOSS). . . . . .  $      38,709      $     (194,025)    $       365,451    $      (357,213)
                                  =============      ==============      ==============     ==============
Net income (loss) per
   common share. . . . . . . . .  $         .06      $         (.31)    $           .58    $          (.56)
                                  =============      ==============      ==============     ==============
Weighted average common shares
  outstanding. . . . . . . . . .        632,917             632,917             632,917            632,917
                                  =============      ==============      ==============     ==============


                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                    ------------------------------
                                                                                     March 29,        March 28,
                                                                                        1996             1997
                                                                                        ----             ----
Operating Activities:
  Net income (loss). . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . $      365,451   $    (357,213)
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .        277,412         549,267
    Benefit for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . .        (45,000)        (90,000)
    Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,342          24,129
    Interest accrued on advances from
     stockholder . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .         32,338          34,925
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (56,736)       (257,983)
    Gain on sale of plant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (166,734)             -
    Changes in assets and liabilities:
     Accounts receivable . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .        303,956         715,002
     Inventory . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .     (1,018,785)        749,933
     Prepaid expences and other
      current assets . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .       (200,781)       (150,684)
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (76,127)         22,218
     Accounts payable. . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .       (197,224)       (901,450)
     Accrued expenses. . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .       (486,408)       (339,823)
     Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (725,899)        (69,666)
                                                                                        ----------         -------
      Net cash used in
       operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,972,195)        (71,345)
                                                                                        ----------         -------
Investing activities
  Net proceeds from sale of plant . . . . . . . . . . . . . . . . . . . . . . . . .        591,781              -
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (130,911)        (47,671)
                                                                                        ----------         -------
      Net cash provided by (used in)
       investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        460,870         (47,671)
                                                                                        ----------         -------
Financing activities:
  Borrowings . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .      3,131,230       1,100,000
  Payments of long-term debt . . . . . . .. . . . . . . . . . . . . . . . . . . . .     (1,207,419)       (793,771)
  Financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (292,500)       (407,314)
  Payments of deferred compensation . . . . . . . . . . . . . . . . . . . . . . . .        (18,262)        (21,413)
                                                                                        ----------         -------
      Net cash provided by (used in)
       financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,613,049        (122,498)
                                                                                        ----------         -------

  Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . .        101,724        (241,514)

  Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .        356,922         458,911
                                                                                        ----------         -------
  Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      458,646   $     217,397
                                                                                        ==========         =======

Supplemental disclosure:
  Cash paid during the period for:
   Income taxes. . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . $      31,238    $       6,484
                                                                                        ==========         =======
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     786,782    $     699,455
                                                                                        ==========         =======
  Notes exchanged for amounts owed
   to vendors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      90,920    $          -
                                                                                        ==========         =======

                          ASD GROUP INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of ASD Group, Inc. (the "Company") as reported on the Company's financial statements on Form SB-2 for the six months ended December 27,1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 - PUBLIC OFFERING OF COMMON STOCK

         In May 1997, the Company completed an initial public offering of 945,000 shares of common stock at $5.75 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The net proceeds of the Offering, after deducting applicable offering costs and expenses, were $4,141,000. The net proceeds of the Offering are being used primarily to repay certain indebtedness, to increase staffing and to purchase inventory and capital assets.

         In connection with the Offering, the Company increased its outstanding common stock from 632,917 shares to 1,577,917 shares.

NOTE  3 - INCOME TAXES

         During the three months ended March 29, 1996 the Company recorded a tax provision of $28,000, reflecting an effective tax rate of 42%. During the nine months ended March 29, 1996 the Company recorded a tax benefit of $33,000 reflecting an effective tax rate of 42% and a reduction in the valuation allowance of $171,976 . During the three months and nine months ended March 28, 1997, the Company recorded a tax benefit of $139,983 and $257,983 respectively, reflecting an effective tax rate of 42%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         ASD Group, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the other negative variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent upon a small number of large companies, a limited history of profitability, dependence upon key personnel, need for future capital and dependence upon certain industries. Additionally, the Company is subject to the risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability of components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

OVERVIEW

         The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs"). The Company was formed in 1965 to provide design and engineering services to IBM's main frame computer development and manufacturing operations in New York's Hudson Valley ("IBM-Hudson Valley"). Over a 25-year period, the Company's relationship with IBM-Hudson Valley evolved to the point where by the mid-1980's the Company assembled, wired and tested a significant portion of IBM-Hudson Valley's main frame computers. IBM-Hudson Valley became the Company's principal customer, providing over 90% of its revenues. Commencing in 1990, IBM-Hudson Valley's main frame sales began to decline due to the recession and the shift in technology to personal computer-based systems. In December 1992, IBM-Hudson Valley eliminated the use of substantially all main frame assembly vendors, including the Company. As a result, the Company had significant reductions in revenues and incurred substantial losses. Accordingly, during 1993 and 1994 the Company undertook a restructuring of its operations wherein it implemented a significant downsizing, re-engineered its operations and commenced intensive efforts to market its contract manufacturing services to other OEMs. While the IBM-Hudson Valley down-sizing greatly affected the Company, management believes that its relationship with IBM-Hudson Valley permitted the Company to evolve into a vertically integrated contract manufacturer with a well disciplined quality control program.

         In May 1997, the Company completed an initial public offering ("IPO") of 945,000 shares of Common Stock at $5.75 per share. A portion of the net proceeds of $4,141,000 are being used to repay $1.1 million in principal amount of bridge notes (the "Bridge Notes") and $900,000 in principal amount of the Company's 10% Senior Secured Notes due June 30, 1999 (the "Notes ").

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 29,
1996

         For the three months ended March 28, 1997, the Company's net sales decreased by $2,650,000 or 40.6% to $3,874,000 from $6,524,000 for the three months ended March 29, 1996. The decrease in sales was, in part, a result of a reduction in volume of orders by two of the Company's largest customers, due to their inventory backlog, and a delay in the Company's raising additional capital which adversely effected the Company's ability to obtain and fund new orders.

         Costs of goods sold for the three months ended March 28, 1997 decreased by $2,092,000 or 41.4% to $2,961,000 from $5,052,000 for the three months ended
March 29, 1996. The decrease in cost of goods sold is primarily the result of the reduction of sales. Gross profit as a percentage of net sales increased by 1.0% from 22.6% for the three months ended March 29, 1996 to 23.6% for the three months ended March 28, 1997. The improvement in gross profit percentage reflects the efficiencies achieved by management through cost reduction and selected price increases.

         Selling, general and administrative expenses decreased for the three months ended March 28, 1997 by $262,000 or 24.1% to $825,000 from $1,087,000 for the three months ended March 29, 1996. The decrease in selling, general and administrative expenses is primarily the result of reductions to support staff.

         Interest expense increased for the three months ended March 28, 1997 by $124,000 or 40.6% to $431,000 from $307,000 for the three months ended March 29, 1996. The increase in interest expense reflects both an increase in interest rates and in amounts borrowed, including $1,100,000 raised from the issuance of the Bridge Notes and amortization related to the costs of acquiring Senior Secured Notes and Bridge Notes.

         Benefit for income tax for the three months ended March 28, 1997 is $140,000 as compared to a provision for tax of $28,000 for the three months ended March 29, 1996. The Company realized a tax benefit from the loss during the period ended March 28, 1997.

NINE MONTHS ENDED MARCH 28, 1997 AS COMPARED TO NINE MONTHS ENDED MARCH 29, 1996

         For the nine months ended March 28, 1997, the Company's net sales decreased by $7,766,000 or 39.1% to $12,084,000 from $19,850,000 for the nine months ended March 29, 1996. The decrease in sales was, in part, a result of a temporary reduction in shipments by two of the Company's largest customers due to their inventory backlog and a delay in the Company's raising additional capital, which resulted in an adverse effect on the Company's ability to obtain and fund new orders.

          Costs of goods sold for the nine months ended March 28, 1997 decreased by $6,720,000 or 42.8% to $8,994,000 from $15,715,000 for the nine months ended
March 29, 1996. The decrease in cost of goods sold is primarily the result of the reduction of sales. Gross profit as a percentage of net sales increased by 4.8% from 20.8% for the nine months ended March 29, 1996 to 25.6% for the nine months ended March 28, 1997. The improvement in gross profit percentage reflects the efficiencies achieved by management through cost reduction and selected price increases.

         Selling, general and administrative expenses decreased for the nine months ended March 28, 1997 by $760,000 or 22.8% to $2,432,000 from $3,328,000 for the nine months ended March 29, 1996. The decrease in selling, general and administrative expenses is primarily the result of reductions to support staff. In addition, these expenses decreased in part as a result of a recovery of bad debt of $90,000.

         Interest expense increased for the nine months ended March 28, 1997 by $517,000 or 75.9% to $1,197,000 from $681,000 for the nine months ended March 29, 1996. The increase in interest expense reflects both an increase in interest rates and in amounts borrowed, including the $2,000,000 of the Notes, $1,100,000 raised from the issuance of the Bridge Notes and $1,000,000 increase in the Company's revolving bank line of credit (the "Line of Credit") with Banker's Trust Company (the "Bank").

         Other income decreased for the nine months ended March 28, 1997 by $145,000 or 70.7% to $60,000 from $205,000 for the nine months ended March 29, 1996. Other income in the nine months ended March 29, 1996 included a gain of $167,000 on the August 1995 sale of a North Carolina facility owned by the Company.

         Benefit for income tax increased for the nine months ended March 28, 1997 by $225,000 to $258,000 from $33,000 for the nine months ended March 29, 1996. The tax benefit provided during the period ended March 29, 1996 included a reduction of the previously established deferred tax asset valuation allowance relating to the utilization of a capital loss carryforward of $172,000, resulting from the sale of the Company's North Carolina facility in August 1995. The Company realized a tax benefit from the loss during the period ended March 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $71,000 for the nine months ended March 28, 1997 as compared to $1,972,000 for the nine months ended March 29, 1996. The decrease in cash used in operations was the result of a significant decrease in accounts receivable and inventory offset by decreases in accounts payable and accrued expenses. The inventory reduction was primarily a result of implementation of a new feature in the production operation management ("POM") manufacturing software and a change of policy in the Company's purchasing department. Net cash used in financing activities during the nine months ended March 28, 1997 was $122,000. During this period $1,100,000 was provided from the issuance of the Bridge Notes, $794,000 of long-term debt was repaid, $407,000 of financing costs were incurred and payments of deferred compensation of $21,000 were made. Working capital decreased to $3,241,000 at March 28, 1997 from $4,482,000 at March 29, 1996.

LINE OF CREDIT

         The Line of Credit currently permits borrowings of up to $3,730,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable and inventory. As of March 28, 1997, $3,069,000 was outstanding under the Line of Credit and the Company had $661,000 available for additional borrowings.

         The Line of Credit currently bears interest at the rate of 9.5% (prime plus 1 1/2%). The Line of Credit is secured by a first lien on substantially all of the Company's assets other than a second lien on inventory. In addition, the Bank holds mortgages on two of the Company's properties, which mortgages had an aggregate principal balance of approximately $3,331,000 as of March 28, 1997. The Bank has extended to the Company the Equipment Line with an outstanding principal balance as of March 28, 1997 of $443,000. The Equipment Line is due June 30, 1997. The Company intends to refinance such indebtedness with a new credit facility to be negotiated. There can be no assurance that the Company will be able to refinance the Equipment Line.

         The Line of Credit contains certain financial operating covenants, including requirements that the Company maintain minimum net worth levels, prohibitions on the ability of the Company to make capital expenditures, to incur or suffer to exist certain liens and to take certain other actions, including restricting the payment of dividends by certain subsidiaries to the Company. The Company is currently in compliance with all covenants under the Line of Credit.

         The Company intends to refinance its indebtedness to the Bank and secure a new credit facility with an increased borrowing limit. On May 31, 1996, the Company entered into an agreement with the Bank which will permit the Company to repay its existing indebtedness to the Bank at a discount of approximately $460,000, provided such option is exercised on or before June 30, 1997. Management of the Company believes that the Bank agreed to accept repayment of the Line of Credit at a discount in order to encourage the Company to find another source for its financial needs as the Bank no longer provides commercial lending on a short-term basis. There are no continuing obligations or conditions imposed upon the Company in connection with the repayment of the Line of Credit. The Company is negotiating with a number of financial institutions to refinance its existing credit facility. There can be no assurance that the Company will be able to successfully do so.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                   11     Statement re: computation of per share earnings (loss)

                   27     Financial Data Schedule

         (b)  Reports on Form 8-K:  none

                                 ASD GROUP, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                    By /s/ GARY HORNE
                                       ------------------------------
                                        Gary Horne
                                        Chief Executive Officer



                                    By /s/ ROBERT A. LETTIERI
                                       ------------------------------
                                       Robert A. Lettieri
                                       Chief Financial Officer


Date:  June 24, 1997

                                 EXHIBIT INDEX

EXHIBIT

 11     Statement re: computation of per share earnings (loss)

 27     Financial Data Schedule