Form 10KSB
period 1997-06-27
ASD GROUP INC
filed 1997-10-10
CIK 1017875

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 27, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the Transaction period from____________to_____________


                         Commission File Number 1-12873
                                 ASD GROUP, INC.
              (Exact name of small business issuer in its charter)

        Delaware                                           14-1483460
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 1 INDUSTRY STREET, POUGHKEEPSIE, NEW YORK 12603
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (914) 452-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                          Common Stock, $.01 par value
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]               No      [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:   $15,870,988

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on October 6, 1997, was $4,843,125.

As of October 6, 1997, there were 1,577,917 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
-------------------------------------------------------------------------------


                                 ASD GROUP, INC.

                                      INDEX

                                Table of Contents
                                     Part I
Item 1.       Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.       Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . 10

                                              Part II
Item 5.       Market for Common Equity and Related Stockholder Matters . . . . . .      11
Item 6.       Management's Discussion and Analysis or Plan of Operation . . . . . .     11
Item 7.       Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 8.       Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                              Part III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . . . 15
Item 10.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .17
Item 11.      Security Ownership of Certain Beneficial Owners and Management            19
Item 12.      Certain Relationships and Related Transactions. . . . . . . . . . . . . . 19
Item 13.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 21

                           FORWARD LOOKING STATEMENTS

         ASD Group, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its dependence on a limited number of customers and key personnel, its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART-I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs.") The Company specializes in the fabrication, assembly and testing of complex industrial products and non-invasive medical equipment. The Company manufactures complete systems, as well as assemblies, including printed circuit boards, cable and wire harnesses and other electro-mechanical assemblies. The Company complements its basic manufacturing services by providing its customers with a broad range of sophisticated product engineering and design services. Products manufactured by the Company range from highly sophisticated atomic force microscopes (which measure the electrical field of an atom) to less complex products such as sign plotting devices. Representative customers of the Company include ENI Technologies (a division of Astec America, Inc.), General Electric, Gerber Scientific Products, International Business Machines Corporation ("IBM"), Lockheed Martin Corporation (formerly Loral Federal Systems Company), Materials Research Corporation (a division of Sony Corporation), Motorola Corporation and the United States Postal Service.

         Downsizing by American industry, combined with rapid change, strong competition and increasingly shorter product life cycles in various industries, have made it considerably less attractive for OEMs to manufacture in-house, particularly low unit volume products or short cycle electronic products. As a result, many OEMs have adopted and are becoming increasingly reliant upon manufacturing outsourcing strategies and on contract manufacturers to satisfy their mainstream manufacturing requirements. Management of the Company believes that this trend will continue. According to reports by Technology Forecasters, Inc., contract manufacturers were expected to do nearly $25 billion of business in the United States and Canada in 1996. In addition, growth in this industry is forecasted at 26% a year through 1999. Moreover, according to these reports, electronics contract manufacturing worldwide was expected to be a $50 billion business in 1996 and will nearly double by 1999.

         The Company believes that its ability to produce high quality products and deliver them on a timely basis combined with sophisticated engineering and manufacturing capabilities has resulted in an expansion of its relationships with existing customers and the addition of new customers. In addition, the Company's proprietary Production Operation Management ("POM") manufacturing software is an integral part of the Company's services as it assists the Company in controlling its manufacturing operations from estimating to shipping to billing. The POM manufacturing software is a real time system which allows the Company to track specific projects as they move through the production cycle and to make adjustments as necessary in order to control costs and achieve higher levels of quality control and efficiencies.

         In May 1997, the Company completed an initial public offering
(the "Offering") of 945,000 shares of Common Stock at $5.75 per share. The net proceeds of the Offering have been and are being used for repayment of indebtedness, increase in staffing, purchase of materials to fill backlog requirements, capital expenditures, sales and marketing activities, working capital and other general corporate purposes.

         The Company was incorporated in New York in May 1965 under the name Dutchess Design & Development, Inc. In July 1996, the Company was reincorporated in Delaware under its present name. The Company maintains its executive offices at 1 Industry Street, Poughkeepsie, New York 12603. The Company's telephone number is (914) 452-3000.

INDUSTRY OVERVIEW

         OEMs originally utilized contract manufacturing sources primarily to reduce labor costs in the production of electronic assemblies and to provide for additional manufacturing capacity in times of peak demand. These early contract manufacturers typically were employed on a consignment basis in which the OEM provided the circuit and production designs, procured all components and performed the final product listing.

         During the early 1980's, the commercialization of the personal computer began to fuel substantial growth in the electronics and other industries and, with it, the growth of contract manufacturers. Despite rapid growth in the electronics industry, the market soon became characterized by intense price competition and demands for more frequent product introductions. In an effort to survive and meet the requirements of the marketplace, OEMs were forced to restructure and focus their resources on core strategic strengths, such as product development, software design and marketing, and to outsource capital intensive manufacturing operations to specialists. As contract manufacturers began to perform more turnkey services, the relationship between OEMs and contract manufacturers became more strategic in nature, with the two now linked in a close relationship to deliver cost-effective, high quality products quickly to the marketplace.

         OEMs utilize contract manufacturers for the following reasons:

         REDUCE TIME TO MARKET. Due to intense competitive pressures in the electronics, industrial products and medical equipment industries, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can generally reduce their time to market by using the established manufacturing expertise and infrastructure of contract manufacturers.

         REDUCE CAPITAL INVESTMENT. As electronics, industrial products and medical equipment have become more technologically advanced, the manufacturing process has become increasingly automated requiring a greater level of investment in capital equipment. Contract manufacturers enable OEMs to gain access to advanced manufacturing facilities, thereby reducing the OEMs' overall capital equipment requirements.

         FOCUS RESOURCES. Because the electronics, industrial products and medical equipment industries are experiencing greater levels of competition and more rapid technological change, many OEMs increasingly are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive design, assembly and turnkey manufacturing services, contract manufacturers allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

         ACCESS LEADING MANUFACTURING TECHNOLOGY. Products and manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs are motivated to work with a contract manufacturer in order to gain access to the contract manufacturer's process expertise and manufacturing know-how.

         IMPROVE INVENTORY MANAGEMENT AND PURCHASING POWER. OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can generally reduce production costs by using the procurement capabilities of the contract manufacturer. By utilizing a contract manufacturers expertise in inventory management, OEMs can generally better manage inventory costs and increase their return on assets.

BUSINESS STRATEGY

         The Company focuses on servicing OEMs who produce complex, high dollar value industrial products where high quality manufacturing is extremely important. Management of the Company believes that profits for such products tend to generate higher gross profit margins. The Company's objective is to create revenues and improve profitability by utilizing its POM manufacturing software and sophisticated manufacturing, engineering and design services to offer customers comprehensive manufacturing solutions. The Company intends to realize its objective by implementing the following strategies:

         INCREASE SALES FROM EXISTING CUSTOMERS AND ADD NEW CUSTOMERS. The Company plans to expand existing relationships and seek new customers in the markets it currently serves and in additional markets. The Company plans to increase the amount of sales to existing customers by devoting more time to these customers through an increased sales force and by offering improved and expanded services such as faster metal cutting machining centers, faster sheet metal punching equipment, expanded painting facilities and more rapid and less expensive testing procedures and equipment. While the Company has an on-going quality improvement program, the Company will intensify its efforts in educating its employees on the Company's quality requirements and in measuring its employees conformance to these requirements. Additionally, the Company will improve on its monthly quality assurance technical audits in conformance with the international quality process specification and have an outside certified auditor audit the quality management system every six months. The Company also intends to increase the frequency of its customer satisfaction surveys from quarterly to monthly. The Company is also planning to publish a newsletter quarterly to be mailed to customers. The Company plans to diversify its customer base by increasing its marketing efforts. The Company intends to do this by attending more trade shows, expanding the number of advertisements in trade journals, expanding the number of sales personnel, expanding the number of customers who receive direct mailings, and providing new sales literature, conducting CD-ROM based interactive electronic presentations and enhancing its presentation on the Internet World Wide Web. During the fiscal year ending June 26, 1998 ("Fiscal 1998"), the Company plans to refurbish a currently idle second plant owned by the Company which will enable the Company to handle the requirements of additional customers. The Company's objective is to obtain multiple customers in the markets it currently serves and in additional markets.

         INCREASE PROFITS BY REDUCING COSTS. The Company plans to reduce costs by enhancing the POM manufacturing software to augment its real time productivity and quality measurement system using bar codes and adding a feature to the POM manufacturing software which will allow each customer a window into the POM manufacturing software to monitor via the Internet the status of purchase orders relating to their jobs. Management of the Company believes that the utilization of bar codes will reduce the labor costs associated with the present manual entry method of reporting. Although customers will not have the ability to modify existing jobs or place new orders through the Internet, management believes that allowing customers to access information themselves will also enable the Company to reduce overhead.

         MARKETING OF POM MANUFACTURING SOFTWARE. Once the POM manufacturing software has been upgraded, management of the Company plans to generate revenues through the licensing of the POM manufacturing software initially, to contract manufacturers and ultimately, to other concerns engaged in manufacturing operations, in return for monthly usage fees. Management believes that its knowledge of the needs of contract manufacturers, its historical experience in marketing software and its experience developing the POM manufacturing software will enable it to market and license the POM manufacturing software. However, no assurance can be given that the Company will be able to successfully market and license the POM manufacturing software.

         FACILITATE GROWTH OF THE COMPANY THROUGH ACQUISITIONS. The contract manufacturing industry is now going through consolidation. The Company may acquire other contract manufacturers if management determines that such acquisitions will enable the Company to improve net sales and profits. These acquisitions may allow the Company to expand to other regions of the country and possibly abroad. Management of the Company believes that the Company's proprietary POM manufacturing software will enable the Company to realize greater efficiencies with respect to any such acquisitions. The Company has no current commitment or understanding with, and has not entered into any negotiations with, any acquisition candidates.

POM MANUFACTURING SOFTWARE

         The Company's proprietary POM manufacturing software is integral to the Company's operations. The POM manufacturing software tracks all of the Company's operations on a real time basis. As a result, the POM manufacturing software assists the Company in controlling costs and achieving higher levels of quality control and efficiencies.

         Specifically, after an order is placed, the POM manufacturing software allows the Company's industrial engineers and estimators to create a hierarchical data base of the components of a customer's product in order to estimate the total cost of the product and to produce a priced bill of materials ("BOM") which includes purchased items and labor broken down into sequenced tasks. Thereafter, the POM manufacturing software automatically produces printed requests for quotations to the appropriate supplier. As a result, the Company can provide the customer with a printed BOM broken down by each assembly and fabricated part which breakdown includes price of labor, raw materials and purchased components.

         When the Company releases the product for manufacturing, the software provides the Company's purchasing department with electronic purchase requisitions automatically generated from the BOM. Once the purchasing department negotiates final prices and selects the suppliers, the POM manufacturing software automatically prints and sends purchase orders to the suppliers and automatically prints lists of raw materials and components ("Kits") for each work center so that the Company's materials management department can supply these items to the manufacturing department when scheduled. The POM manufacturing software provides the purchasing department lists of purchased items that must be expedited in order to satisfy the delivery dates. If necessary, the POM manufacturing software will also provide the purchasing department printed amendments to purchase orders to change the quantity and delivery dates of Kits that have had delivery dates or quantities to be manufactured which are altered by the Company's production management department in response to customer demand. The POM manufacturing software automatically prints bar-coded work orders listing sequenced labor tasks to be performed for each work center in response to a production lot defined by the Kit. As purchased items are received and entered into the POM manufacturing software, the POM manufacturing software updates the appropriate Kit, updates work-in-process values and electronically compares quantities to the POM purchase orders. As labor is expended on each work order and recorded each day, the POM manufacturing software updates the work-in-process values and compares the actual labor hours per task to the estimated labor hours and then produces reports to management of estimated compared to actual results to date for each job showing purchasing efficiency and labor efficiency compared to the estimating standard.

         If requested, for a specified job, the POM manufacturing software can produce a detailed report showing each purchase order received, each invoice sent to the customer, each labor transaction and each receiving transaction. On demand from production administration as verified by its shipping department, the POM manufacturing software prints an invoice for services rendered or product shipped. When an invoice is printed, the POM manufacturing software updates the accounts receivable in the financial system and deducts the dollar amount of parts and labor from the work-in-process in labor and dollars in purchased part for each active job, prints a statement for each customer showing the invoices that are projected to become due through the next week, prints projected accounts receivable collections by customer by week, prints a rating letter to each supplier informing the supplier of its quality rating based on comparison of purchase order quantity and delivery date requirements compared to receiving transactions, and prints the productivity performance measurement of each employee involved in this process.

         There are numerous advantages to the Company and its customers through utilization of the POM manufacturing software. First, the priced bill of materials sent to the customer insures customer confidence in the Company as the customer realizes the Company understands the customer's product and the customer can evaluate the Company's pricing strategy in detail. In addition, because POM manufacturing software automatically produces requests for quotations, purchase requisitions and purchase orders, overhead costs are reduced. Since the POM manufacturing software provides timely comparison of actual costs to estimated costs as each job progresses, the Company's production management team is more likely to spot inefficiencies early in the production cycle and then take corrective action thereby maximizing profit. Moreover, because POM manufacturing software evaluates, on a daily basis, the productivity levels of all direct employees, management believes that greater productivity is achieved. Finally, because the POM manufacturing software is used to provide weekly statements to its customers, management believes that accounts receivable collection is faster thereby enhancing cash flow.

         The Company is developing upgrades for its POM manufacturing software on an ongoing basis. Most recently, the Company enhanced the features of the POM manufacturing software to allow management to parcel a large job into small production runs called Kits. The POM manufacturing software tracks the status of each Kit and allows management to modify each Kit in the same way as it is able to modify the entire job. Any modifications to Kits are sent to the Company's purchasing agents, expediters and suppliers.

         The Company is currently in the process of having the POM manufacturing software upgraded to provide for the use of bar code tracking, which will enhance the Company's ability to provide real time productivity analysis of each direct worker and to provide the status of each order being processed in the plant. The Company also plans to upgrade the POM manufacturing software to add a feature which will allow each customer a window into the POM manufacturing software to monitor via the Internet the status of each purchase order relating to such customer's job and a cost breakdown of each of the customer's products including a cost breakdown of each sub-assembly. As a result, the Company's customers will have immediate access to information regarding each purchase order relating to such customer's job. Management of the Company believes that none of the Company's competitors have similar capabilities.

         The Company initially plans to market its POM manufacturing software to other contract manufacturers and ultimately, to other concerns engaged in manufacturing operations. From 1979 to 1989, the Company's management was involved in the development of a major software system. At the peak of these development efforts, approximately 30 programmers were employed by the Company for this project. The system was ultimately marketed and sold to large publishing companies. The Company has since focused its energies on the development of the POM manufacturing software. The Company has recently hired two additional programmers. The Company believes that its software development staff will be able to provide sufficient customer support during the initial phases of marketing the POM manufacturing software. The Company also intends to enter into a joint venture with a partner for the marketing and licensing of the POM manufacturing software. There are currently no ongoing discussions with respect to establishment of any such joint venture. Management of the Company believes it will take approximately two years to achieve revenues from the marketing of the POM manufacturing software. However, there can be no assurance that the Company will be able to successfully enter into a joint venture or otherwise market and license the POM manufacturing software.

INDUSTRIES AND PRODUCTS

         The following table lists the industries in which the Company expects to continue to conduct significant business during Fiscal 1998 and the products for which the Company expects to provide manufacturing services (based on net sales for the fiscal year ended June 27, 1997 ("Fiscal 1997")).

INDUSTRY                          SPECIFIC PRODUCT OR PRODUCT COMPONENT
--------                          -------------------------------------
Communications . . . . . . . .    Cellular telephone automated assembly components
Computer . . . . . . . . . . .    Chassis, frames, panels, wire harness and cables, jumpers, test equipment, process equipment
Environmental. . . . . . . . .    Cleaning equipment using environmentally friendly chemicals
Information Processing . . . .    Test equipment for copiers
Instrumentation. . . . . . . .    Printed circuit cards for laser measurement instruments
Medical. . . . . . . . . . . .    Power components for medical equipment; automated process equipment
Semiconductor  . . . . . . . .    Sputtering equipment components; power components for semiconductor equipment;
                                  atomic force microscope inspection equipment; test equipment
Sign-Making  . . . . . . . . .    Sub-systems for plotters; sub-systems for four color process sign making
Transportation . . . . . . . .    Airport control components
Other  . . . . . . . . . . . .    Letter sorting and handling components; parcel drop system; electronic voting machine components; control systems for power distribution; printed circuit boards for elevator control systems

SERVICES

         The Company provides comprehensive contract manufacturing and engineering services to OEMs. Such services include:

         PRODUCT ENGINEERING AND DESIGN SERVICES. The Company assists its customers in designing or evaluating designs of products. The Company designs or evaluates designs for ease and quality of manufacture and, when appropriate, recommends changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies. The Company supports its customers with sophisticated product engineering and design services using computer aided design equipment with computer aided machinery software. Product engineering and design include electrical design, electronic circuit design, mechanism design, electro-mechanical design, printed circuit board design and software engineering. The Company also assists its customers with overall product redesign with the objective of reducing manufacturing costs. The goal of the Company's engineering and product design services is to create a more stable volume of turnkey manufacturing and an elevated level of strategic partnering with principal customers.

         MANUFACTURING. The Company custom manufactures complete systems, printed circuit board assemblies, cable and wire harnesses and other electro-mechanical assemblies. Manufacturing services offered by the Company include sourcing and procurement of raw materials and parts, precision metal fabrication, welding, precision machine parts, painting, silk screening, assembly and testing. In order to achieve high levels of performance in its manufacturing operations, the Company combines advanced manufacturing technology, such as computer-aided manufacturing and testing, with state-of-the-art manufacturing techniques.

         In implementing its manufacturing approach, the Company emphasizes timely delivery and accurate and up-to-date documentation for each product. The Company develops an appropriate production process and complete set of manufacturing process instructions, inspection plans and a quality assurance plan for each product. An analysis of each customer's materials specification is performed to identify component suppliers. The Company then plans and executes purchase orders, receives, inspects and warehouses components, expedites critical components and delivers a complete set of components to the production floor for assembly. The Company uses its POM manufacturing software to monitor and control all aspects of the manufacturing process, including material resource planning, shop floor control, work-in-process tracking, statistical process control and activity based product costing.

         Responsiveness to customers, particularly as to engineering changes once manufacturing has commenced, is an important component of the Company's manufacturing approach. Many products manufactured by the Company are in the early stages of their product life cycle and therefore may have ongoing design or engineering changes. Upon receiving an engineering change notice, the Company identifies the impact of such changes in the production process, current inventory and open purchase orders. To support continuous production flow while minimizing excess and obsolete inventory costs for the customer, the Company restructures bills of material and expedites orders for new components, as authorized. The Company also identifies and implements changes to manufacturing instructions and test plans. In order to assure prompt customer service, the Company assigns each project a product manager, quality assurance engineer, product engineer, test engineer and customer service representative. The Company maintains regular contact with its customers to assure adequate information exchange, document control and activities coordination necessary to support a high level of quality and on-time delivery.

         SYSTEM ASSEMBLY. The Company's assembly activities range from assembly of higher level sub-systems and systems to printed circuit board assembly and assembly of complex electro-mechanical components. The Company specializes in printed circuit board assembly, cable and wire harness assembly and electro-mechanical assembly, all utilizing specialized tools and techniques.

         QUALITY ASSURANCE. The Company's quality assurance procedures are an integral part of providing customers with turnkey manufacturing solutions. The Company provides computer-aided in-circuit and functional testing, which contributes significantly to the Company's ability to deliver high quality products on a consistent basis. The Company has developed specific strategies and routines to test printed circuit boards and other assemblies. In-circuit tests verify that all components have been properly inserted and that electrical circuits are complete. Functional tests determine if the assembly is performing to customer specifications. The Company either designs and procures test fixtures and develops its own test software or utilizes the customer's existing test fixtures and test software. In addition, the Company provides environmental stress tests of the printed circuit board or system assemblies, when required by its customers.

         The Company's quality management system has been certified under ISO 9002, an international quality standard. The Company's cable and wire harnesses and assemblies are manufactured to Underwriters Laboratories and Canadian Standards Association specifications and the Company has been certified by both organizations. The Company's printed circuit board manufacturing process has been certified by BBAC (a British communications equipment manufacturing quality specification).

CUSTOMERS, SALES, AND MARKETING

         The Company serves a wide variety of markets, including the computer, computer peripherals, telecommunications, postal equipment, semiconductor, environmental, test equipment, process equipment, industrial equipment and other industries. Representative customers of the Company include ENI Technologies, General Electric Co., Gerber Scientific Products, International Business Machines, Lockheed Martin Corporation (formerly Loral Federal Systems Company), Materials Research Corporation (a division of Sony Corporation), Motorola Corporation and the United States Postal Service. A majority of the Company's customers are located in the Northeast.

         For Fiscal 1997 the Company's five largest customers accounted for approximately 66% of net sales. Sales to ENI Technologies, Gerber Scientific Products, Lockheed Martin Corporation, International Business Machines and S&K Products International, Inc. ("S&K") accounted for approximately 22%, 13%, 11%, 10%, and 10%, respectively, of the Company's net sales during Fiscal 1997. For the fiscal year ended June 30, 1996 ("Fiscal 1996"), the Company's five largest customers accounted for approximately 73% of net sales. Sales to ENI Technologies, Gerber Scientific Products, S&K, Lockheed and Bruce Technologies International accounted for approximately 20%, 16%, 14%, 13% and 10%, respectively, of the Company's net sales during Fiscal 1996. Accordingly, in addition to expanding existing relationships, the Company is pursuing a strategy of diversifying its customer base. Currently, the Company contacts potential customers through participation at contract manufacturing shows, strategically placed advertisements, and direct mail campaigns which are then followed by telephone sales and visits from the Company's sales representatives. The Company also advertises over the Internet at its own website. The Company is beginning to expand its marketing efforts by attending more trade shows, increasing the number of advertisements in trade journals, increasing the number of sales personnel, increasing the number of customers who receive direct mailings, and providing new sales literature and CD-ROM based interactive electronic presentations. The Company's objective is to obtain multiple customers in the markets it currently serves and in additional markets.

COMPETITION

         The Company operates in a highly competitive environment and competes against numerous domestic and foreign manufacturers. The Company's competitors include SCI Systems, Inc., Solectron Corporation, Jabil Circuit, Inc., Avex Electronics Inc. (a privately-held company), Plexus Corp., DOVatron International, Inc., IEC Electronics Corp., Sanmina Corporation and Benchmark Electronics, Inc. In addition, the Company may encounter competition in the future from other large electronic manufacturers which are selling, or may begin to sell, contract manufacturing services. The Company may also face competition from the manufacturing operations of its current and prospective customers which the Company believes continually evaluate the merits of manufacturing products internally versus the merits of contract manufacturing.

         The Company believes that the primary basis of competition in its targeted markets are time to market, capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Management believes that it generally competes favorably with respect to each of these factors. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. There can be no assurance that the Company can compete effectively with respect to these factors in the future.

BACKLOG

         The Company's backlog at June 27, 1997 was approximately $12,100,000. Backlog consists of firm purchase orders and commitments which are to be filled within the next 12 months. However, since orders and commitments may be rescheduled or canceled, management of the Company believes that backlog is an inconclusive indicator of future financial performance.

         The level and timing of orders placed by the Company's customers may vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies and variations in demand for the customers' products resulting from, among other things, product life cycles, competitive conditions or general economic conditions. While a majority of the Company's total revenues are derived from several of the Company's customers who provide production requirements in the form of yearly purchase orders, the Company's remaining revenues are derived from customers who do not commit to firm production schedules for more than one quarter in advance. The Company does not assess any additional fee or charge interest in connection with the financing of any customer orders other than what is included in its firm price. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.

SUPPLIERS

         The Company procures components from a broad group of suppliers, determined on an assembly-by-assembly basis. Some of the products and assemblies manufactured by the Company require one or more components that may be available from only a single source. Some of these components are allocated in response to supply shortages. The Company attempts to ensure the continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, the Company attempts to arrange for alternative sources of supply, where available, or defers planned production to meet the anticipated availability of the critical components. In some cases, supply shortages could substantially curtail production of all assemblies using a particular component. While the Company has not experienced material shortages in the recent past, such shortages could produce significant short-term interruptions of the company's future operations. Some of the Company's material suppliers are Madison Cable Corporation, Bishop-Wisecarever, Marshall Industries, Intest Corporation, Apollo Display Technologies and Dutchess Metal Supply Corporation. The Company currently has access to number of alternative suppliers if any such suppliers were to cease or materially decrease their business dealings with the Company.

         The Company does not maintain a large inventory of materials and does not place orders for materials unless required in response to a specific customer purchase order. If the Company does have any aged or obsolete inventory, it is written-off immediately. Historically, aged or obsolete inventory has not had a material adverse effect on the Company.

INTELLECTUAL PROPERTY RIGHTS

         The Company regards its manufacturing processes, proprietary software and circuit designs as proprietary trade secrets and confidential information. To maintain the trade secrecy of its proprietary software, the Company relies largely upon a combination of trade secret laws, copyright laws, internal security systems and confidentiality procedures. Third parties may attempt to exercise alleged rights in any of the copyrights or other intellectual property rights or any appropriate copyrights or other intellectual property rights established by the Company, and the Company's failure or inability to establish appropriate copyrights or to adequately protect any of its intellectual property rights, may have a material adverse affect on the Company.

GOVERNMENT REGULATION

         The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the workplace and the use, discharge and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to the Company. However, new or modified requirements, not presently anticipated, could be adopted creating additional expenses for the Company.

EMPLOYEES

         As of September 15, 1997, the Company employed 169 full time employees. The Company employs 43 people in finance, sales and administration, 115 people in manufacturing operations and 11 people in various engineering functions. Currently none of the Company's employees are members of a union. Management considers its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal operations are conducted in Poughkeepsie, New York, in an approximately 75,000 square foot plant situated on a 5.5 acre parcel of land. The facility, which is owned by the Company, is subject to a $1,846,000 mortgage as of June 27, 1997. In addition, the Company owns a second 65,000 square foot plant in Poughkeepsie, which is subject to a mortgage in the amount of $1,371,000 as of June 27, 1997. During Fiscal 1998 the Company intends to refurbish and commence using this second plant, which is situated on a 4.9 acre parcel of land and which is currently inactive, that can be used for future expansion. The Company also owns approximately 55.76 acres of vacant land zoned for light industrial use in Poughkeepsie. Management of the Company believes that the Company's facilities are sufficient for its current and reasonably anticipated operations.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is involved in pending and threatened legal actions and proceedings arising in the ordinary course of its business. In the opinion of management, the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Since May 14, 1997 the Company's Common Stock has been traded under the symbols "ASDG" on the Nasdaq SmallCap Market. The high and low prices as furnished by The Nasdaq Stock Market, Inc. for the Company's Common Stock for the period from May 14, 1997 to June 27, 1997 were $5.75 and $4.80, respectively, and for period from June 28, 1997 to October 6, 1997 were $4.80 and $5.125, respectively. These bid prices are inter-dealer prices without retail markup, mark-down or commission, and may not represent actual transactions.

HOLDERS

         As of October 7, 1997 there were approximately 31 holders of record of the Common Stock. The Company believes that the Common Stock is held by in excess of 350 beneficial holders.

DIVIDEND POLICY

         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment of cash dividends on the Common Stock will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors as the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Part II, Item 7 of this report.

RESULTS OF OPERATIONS

FISCAL 1997 AS COMPARED TO FISCAL 1996

         For Fiscal 1997, the Company's net sales decreased by $10,241,000 or 39.2% to $15,871,000 from $26,112,000 for Fiscal 1996. The decrease in sales was due, in part, to a reduction in volume of orders by two of the Company's largest customers, due to their inventory backlog. Another major customer of the Company reduced its orders due to softness in the semi-conductor industry. Additionally, a delay in the Company's raising equity capital adversely affected the Company's ability to obtain and fund new orders.

         Costs of goods sold for Fiscal 1997 decreased by $8,548,000 or 41.4% to $12,087,000 from $20,635,000 for Fiscal 1996. The decrease in cost of goods sold is primarily the result of the reduction of sales. Gross profit as a percentage of net sales increased by 2.8% from 21.0% for Fiscal 1996 to 23.8% for Fiscal 1997. The improvement in gross profit percentage reflects the efficiencies achieved by management through cost reduction and selected price increases, which offset the negative impact of the write-off in the fourth quarter of Fiscal 1997 of residual inventory for low volume non-recurring jobs.

         Selling, general and administrative expenses decreased for Fiscal 1997 by $635,000 or 14.8% to $3,660,000 from $4,295,000 for Fiscal 1996. The decrease in selling, general and administrative expenses is primarily the result of reductions to support staff.

         Interest expense increased for Fiscal 1997 by $557,000 or 57.1% to $1,534,000 from $977,000 for Fiscal 1996. The increase in interest expense reflects both an increase in interest rates and in amounts borrowed, including the $2,000,000 of Notes, $1,100,000 raised from the issuance of the Bridge Notes (as described in "Liquidity and Capital Resources-Private Debt Offerings" below) and $210,000 of amortization related to warrants issued in connection with privately placed debt as more fully described below. The Fiscal 1997 interest expense of $1,534,000 includes $430,000 of interest related to debt that was repaid from the proceeds of the Initial Public Offering.

         Other income decreased for Fiscal 1997 by $131,000 or 65.8% to $68,000 from $199,000 for Fiscal 1996. Other income in Fiscal 1996 included a gain of $167,000 on the August 1995 sale of a North Carolina facility owned by the

Company.

         Benefit for income tax increased for Fiscal 1997 by $562,000 to $565,000 from $3,000 for Fiscal 1996 as a result of the carryfoward tax benefits of the Fiscal 1997 loss. The tax benefit provided during Fiscal 1996 included a reduction of the previously established deferred tax asset valuation allowance relating to the utilization of a capital loss carryforward of $172,000, resulting from the sale of the Company's North Carolina facility in August 1995. The Company realized a tax benefit from the loss for Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

         Net cash used in operations was $1,047,000 for Fiscal 1997 as compared to $1,944,000 used in operations for Fiscal 1996. The decrease in cash used in operations was the result of a decrease in accounts receivable and inventory offset by decreases in accounts payable and accrued expenses. The inventory reduction was primarily a result of implementation of a new feature in the POM manufacturing software and a change of policy in the Company's purchasing department. Net cash provided by financing activities during Fiscal 1997 was $1,785,000. During this period $1,100,000 was provided from the issuance of 10% Original Issue Discount Promissory Notes (the "Bridge Notes"), $3,889,000 was provided from the Offering, $3,170,000 of long-term debt was repaid, and $160,000 of financing costs were incurred. Working capital increased to $4,767,000 at June 27, 1997 from $4,482,000 at June 30, 1996.

Line of Credit

         The Company's revolving bank line of credit ("Line of Credit") with Bankers Trust Company (the "Bank") currently permits borrowings of up to $3,730,000 and is due July 1, 1998 (extended from September 30, 1997). The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable and inventory. As of June 27, 1997 $3,129,000 was outstanding under the Line of Credit and the Company had $601,000 available for additional borrowings.

         The Line of Credit currently bears interest at the rate of 10.0% (prime plus 1 1/2%). The Line of Credit is secured by a first lien on substantially all of the Company's assets other than a second lien on inventory. In addition, the Bank holds mortgages on two of the Company's properties, which mortgages had an aggregate principal balance of approximately $3,217,000 as of June 27, 1997. The Bank has extended to the Company a line of credit secured by the Company's equipment (the "Equipment Line") with an outstanding principal balance as of June 27, 1997 of $358,000. The Equipment Line is due December 31, 1997 (extended from Septebmer 30, 1997). The Company intends to refinance such indebtedness with a new credit facility to be negotiated. There can be no assurance that the Company will be able to refinance the Line of Credit and Equipment Line.

         The Company intends to refinance its indebtedness to the Bank and secure a new credit facility with increased borrowing limit. On May 31, 1996, the Company entered into an agreement (as amended) with the Bank which will permit the Company to repay its existing indebtedness to the Bank at a discount of approximately $460,000, provided such option is exercised on or before October 31, 1997 (extended from September 30, 1997). Management of the Company believes that the Bank agreed to accept repayment of the Line of Credit at a discount in order to encourage the Company to find another source for its financial needs as the Bank no longer provides commercial lending on a short-term basis. There are no continuing obligations or conditions imposed upon the Company in connection with repayment of the Line of Credit. The Company is negotiating with a number of financial institutions to refinance its existing credit facility. There can be no assurance that the Company will be able to successfully do so.

Private Debt Offerings

         In December 1995 and February 1996, the Company sold an aggregate of $2,000,000 in principal amount of 10% Senior Secured Notes due June 30, 1999 (the "Notes") to certain investors (the "Noteholders") in a private placement. The proceeds of this private placement were used for purchase of inventory and repayment of indebtedness. Interest on the Notes accrues at the rate of 10% per annum and is payable quarterly. A portion of the Notes, which were secured by a first lien on the Company's inventory, were due and payable upon consummation of the Offering. A portion of the net proceeds of the Offering were used to effect such repayment. The Agreement under which the Notes were issued (the "Note Purchase Agreement") provided that the Noteholders would receive, upon consummation of the initial public offering by the Company, such number of shares of Common Stock of the Company determined by dividing the aggregate principal amount of the Notes by the public offering price per share (the "Noteholder Shares") and Noteholder Warrants to purchase an equal number of shares of Common Stock at an exercise price equal to such public offering price per share (the "Noteholder Warrants"). In December 1996, the Company and the Noteholders amended the Note Purchase Agreement to, among other matters, (i) provide that $900,000 in principal amount of Notes was paid upon consummation of the Offering, (ii) release the Noteholders' security interest in the Company's inventory upon consummation of the Offering, although the Notes will continue to be senior to all indebtedness of the Company other than bank or similar debt, (iii) eliminate the Noteholders' rights to receive the Noteholder Shares and (iv) issue to Noteholders 500,000 Noteholder Warrants. Moreover, the Company and the Noteholders agreed that the Noteholder Warrants will be exercisable at $2.73 per share for a ten year period from consummation of the Offering. In addition to the foregoing, the investment banking firm that assisted the Company in connection with the placement of the Notes, and its assignees (which include the Noteholders), received warrants to purchase 34,783 shares at a price equal to $5.75 per share, exercisable for a five-year period from consummation of the Offering (the "Placement Agent Warrants").

         In August 1996, the Company sold an aggregate of $1,100,000 in aggregate principal amount of Bridge Notes to several investors in a private placement. Interest on the Bridge Notes accrued at the rate of 10% per annum, subject to certain events described in the Bridge Notes which would result in interest accruing at a higher rate. The proceeds of this private offering were used for purchase of inventory and repayment of indebtedness. The Bridge Notes were paid upon consummation of the Offering. Holders of the Bridge Notes received warrants to purchase an aggregate of 112,500 shares of Common Stock (the "Bridge Warrants"). In addition, the investment banking firm which assisted in the placement of the Bridge Notes received Bridge Warrants to purchase 11,250 shares of Common Stock. The Bridge Warrants are exercisable at a price equal to $2.96 per share for a five-year period commencing six months after consummation of the Offering. The holders of the Bridge Warrants have been accorded registration rights under the Securities Act of 1993, as amended (the "Securities Act"), with respect to the Bridge Warrants and the shares of Common Stock underlying the Bridge Warrants. Officers and directors of the Company have agreed not to sell 250,000 of their shares prior to May 13, 1999 without the prior written consent of H.J. Meyers & Co., Inc., the representative of the underwriters participating in the Offering (the "Representative"). Such period will be reduced to two years, however, if the Company's cumulative net income, without giving effect to any acquisitions or mergers subsequent to May 13, 1997, equals or exceeds $2,800,000 for the two fiscal year period ending June 30, 1998. Holders of an additional 313,872 outstanding shares of Common Stock have agreed not to sell their shares prior to May 13, 1999 without the prior written consent of the Representative. The Representative does not have any general policy with respect to the release of shares prior to the expiration of the lock-up period.

LIQUIDITY

         The Company's annual and quarterly operating results may be affected by a number of factors, including the Company's ability to manage inventories, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of material costs versus labor. Manufacturing and overhead costs are also significant factors affecting the annual and quarterly operating results of the Company. Other factors include price competition, the ability to pass on excess costs to customers, the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Any one of these factors, or a combination thereof, could adversely affect the Company. The Company's primary pricing method is a fixed price; however, any costs in excess of original quotation or resulting from customer changes are typically passed on to the customer.

         In order to remedy the negative operating cash flows, management of the Company plans a reduction of inventory and a reduction of costs combined with reduced spending in direct labor related areas and parts purchased for inventory. Also impacting the growth in inventory was a shift in scheduled shipments for a major customer. Once normal scheduling resumes, the Company intends to liquidate the excess inventory related to this customer. To accomplish a reduction of inventory, management of the Company has enhanced the features of the POM manufacturing software to allow management to parcel a large job into small production runs called Kits. The POM manufacturing software tracks the status of each Kit and allows management to modify each Kit in the same manner as it is able to modify the entire job. Any modifications to Kits are sent to the Company's purchasing agents, expediters and suppliers. In addition, the Company's policies with its suppliers have been modified to require that purchase orders are not to be considered firm until 10 days within the date the materials are required to be delivered to the Company. The Company plans to achieve a labor cost reduction through improved efficiencies expected to result from improvements to the POM manufacturing software and new equipment to be purchased or leased.

         The Company anticipates that it will incur capital expenditures of approximately $300,000 during Fiscal 1998. Such expenditures will be primarily for the acquisition of additional assembly and manufacturing equipment and for refurbishment of the Company's currently idle second plant.

         Management of the Company believes that the Company's existing and anticipated capital resources, including the net proceeds of the Offering, will enable it to fund its planned operations through July 1, 1998 when the existing line of credit expires. However, management is currently in the process of obtaining a new credit facility. This new credit facility, along with the Company's existing capital resources, will enable the Company to fund its planned operations through 1999.

There can be no assurance that the Company will be able to successfully negotiate a new credit facility, realize cash flow from operations or that such cash flow will be sufficient, in which case the Company may require additional financing, and may seek to raise funds through subsequent equity or debt financings, or through other sources. Moreover, the Line of Credit places restrictions on the Company's ability to obtain financing either through the offering of equity or incurrence of additional debt. No assurance can be given that additional funds will be available to the Company to finance its development on acceptable terms, if at all. Additional financings may result in dilution to existing stockholders. If funds are needed but are not available in adequate amounts from additional financing sources or from operations, the Company's business may be adversely affected.


NET OPERATING LOSS CARRYFORWARDS

         As of June 27, 1997, the Company had a net operating loss ("NOL") for federal income tax purposes of approximately $5,200,000 which begins to expire in 2008, and no NOL for state income tax purposes. Although the Offering resulted in a "change of control" for federal tax purposes, the limitation on the Company's ability to utilize such NOL will not be significant. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company monitors the realizability of such assets and establishes a valuation allowance for all amounts that will not be realized. As of June 27, 1997, the total valuation allowance was $228,000.

ITEM 7. FINANCIAL STATEMENTS

         The response to this item is incorporated by reference to pages F1-F13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                           AGE                 POSITIONS
----                           ---                 ---------
Gary D. Horne **............  61       Chairman of the Board, Chief Executive Officer and Director
Stanley F. Zuk..............  60       President, Chief Operating Officer and Director
Robert Lettieri.............  50       Chief Financial Officer and Director
Gregory Horne...............  36       Vice President-Information Systems and Director
Thomas J. Lenagh *  **......  72       Director
Jan M. Winston *  **........  61       Director
*  Member of audit committee.
** Member of compensation committee

         GARY D. HORNE is a co-founder of the Company and has served as Chief Executive Officer since the inception of the Company in 1965. Prior to joining the Company, Mr. Horne worked from 1956 through 1957, serving IBM as a design draftsman and then worked from 1957 through 1960 for Graphics Techniques, Inc., an IBM design engineering contractor, as a design engineer. From 1960 to 1965, Mr. Horne worked for International Design, Inc., an IBM design engineering contractor, as branch manager.

         STANLEY F. ZUK is a co-founder of the Company and has served as Chief Operation Officer since the inception of the Company in 1965. He is responsible for all aspects of manufacturing. Prior to joining the Company, Mr. Zuk worked for two years at General Electric and six years as design/drafting manager at International Design, Inc.

         ROBERT LETTIERI has been with the Company since 1995 as Chief Financial Officer and has been a director since November 1, 1996. From 1987 to 1995, Mr. Lettieri served as Chief Financial Officer for two mid-sized companies, Fine Host Corporation, a concessionaire of food service and souvenirs at stadiums, race tracks and other sports facilities; and S&S companies, a distributor and property manager of tobacco, confectionery and other products typically sold in vending machines. From 1979 to 1987, Mr. Lettieri was Operations Controller for the Cosmetic and Fragrance Division of Revlon and Group Director of Analysis and Control of the Health Care Group of Revlon. Mr. Lettieri began his career at the accounting firm of Deloitte & Touche LLP.

         GREGORY HORNE was employed by the Company from 1979 to 1982 and has been with the Company from 1991 to the present. He has served as Vice President-Information Systems since January 1995. Mr. Horne was elected to the Board of Directors in January 1994. Prior to this position, Mr. Horne served as a software programmer, systems analyst and Network Administrator for the Company. From 1982 to 1990, Mr. Horne was employed by Watchtower Bible and Tract Society of New York Inc. as a network operating system programmer.

         THOMAS H. LENAGH has been director of the Company since August 1997. Mr. Lenagh was the Chairman and Chief Executive Officer of Greiner Engineering from 1984 to 1986. He also served as the Chairman of the Executive Committee of SCI Systems, Inc., from 1985 to 1994. Mr. Lenagh, an independent financial advisor since 1984, has also served in financial management positions of the Aspen Institute and Ford Foundation. Mr. Lenagh is also a Director of CML, Inc., Gintel Funds, Adams Express and Petroleum Resources, Clemente Growth Fund, ICN Pharmaceutical, Inc. and Franklin Quest.

         JAN M. WINSTON has been a director of the Company since August 1997. Mr. Winston was employed by the IBM Corporation from 1963 to 1997. He has held executive and general management positions in computer development, marketing and finance. He has extensive experience in developing and marketing minicomputers, personal computers and software and frequently represented IBM in external negotiations. Mr. Winston was one of six senior managers who launched IBM's personal computer activity in the early 1980's. Most recently he lead IBM activities in the development and sales of speech recognition systems.

         GREGORY HORNE is Gary D. Horne's son. There are no other family relationships among the Company's directors and executive officers.

         In connection with the Offering, the Company granted the Representative the right, for a period of three years from May 13, 1997, to designate an observer to the Company's Board of Directors, which individual may be a director, officer, employee or affiliate of the Representative.

         Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or their earlier resignation, removal from office or death. The Company has established audit and compensation committees, each consisting of a majority of non-employee directors.

         Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified.

         The Company's compensation to non-employee directors consists of a fee of $1,000 per meeting of the Board of Directors and to provide non-employee directors with annual grants of stock options under the 1996 Plan to purchase 7,500 shares of Common Stock that will be vested at the end of each full year of service.

INDEMNIFICATION AGREEMENTS

         The Company has entered into or will enter into an indemnification agreement with each of its directors and executive officers. Each indemnification agreement provides or will provide that the Company will indemnify such person against certain liabilities (including settlements) and expenses actually and by him or her in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of the Company, provided that such director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director or executive officer will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.


         Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to Fiscal 1997, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table provides information with respect to the compensation paid or accrued by the Company and all its subsidiaries to the Company's Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer (collectively, the "Named Executive Officers") in all their capacities for Fiscal 1997 and 1996. No other executive officer of the Company received salary and bonus compensation in Fiscal 1997 and Fiscal 1996 in excess of $100,000.

                                                                SUMMARY COMPENSATION TABLE

                                                                                                                   LONG TERM
                                                      ANNUAL COMPENSATION                                     COMPENSATION AWARDS
                                            ------------------------------------                              -------------------
                                                                                            OTHER ANNUAL        SHARES UNDERLYING
NAME AND PRINCIPLE POSITION                     YEAR       SALARY          BONUS          COMPENSATION(1)           OPTIONS(#)
---------------------------                     ----       ------          -----          ---------------       -----------------
Gary D. Horne,                                  1997      $139,150          $0                  $0                      0
Chairman and Chief Executive Officer            1996      $143,520          $0                  $0                      0

Stanley F. Zuk,                                 1997      $138,400          $0                  $0                      0
President and Chief Operating Officer           1996      $135,320          $0                  $0                      0

Robert A. Lettieri,                             1997      $110,013          $0                  $0                    10,000
Chier Financial Officer                         1996      $ 57,720          $0                  $0                      0

-----------------
(1) The table does not include amounts for personal benefits extended to Mr. Horne, Mr. Zuk, or Mr. Lettieri by the Company, such as health or life insurance. The Company believes that the incremental cost of such benefits to Mr. Horne, Mr. Zuk, or Mr. Lettieri during Fiscal 1997 and fiscal 1996 did not exceed the lesser of $50,000 or 10% of his total annual salary and bonuses.

         EXECUTIVE EMPLOYMENT AGREEMENTS. Effective December 1, 1996, the Company entered into three-year employment agreements with each of Gary D. Horne, the Company's Chairman and Chief Executive Officer, and Stanley F. Zuk, the Company's President and Chief Operating Officer. The terms of the employment agreements will automatically be extended for successive one year terms unless the Company or the executive officer gives written notice to the other at least 90 days prior to the then-scheduled expiration date. The employment agreements provide for annual salaries initially set at $160,000 and $140,000 (subject to annual cost-of-living adjustments) for Messrs. Horne and Zuk, respectively.

         Each employment agreement provides that the executive officer who is a party thereto (the "Executive Officer") will continue to receive his salary for a period of 12 months after termination of employment, if his employment is terminated by the Company for any reason other than Cause (as defined in the employment agreement), including death or disability (with such severance payable in a lump sum in the case of death). The term Cause is defined in the employment agreement to mean (a) an Executive Officer's act or omission which constitutes a willful and material breach of the employment agreement which is not cured within 30 days after the Executive Officer's receipt of notice of such breach, (b) an Executive Officer's embezzlement or misappropriation of the Company's assets for property or (c) an Executive Officer's conviction for a criminal act that is a felony. Each employment agreement also prohibits the Executive Officer from directly or indirectly competing with the Company for one year after termination for any reason except Cause. If a Change of Control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of the Executive Officer for a period of two years following the Change of Control. The term Change of Control, as used in the employment agreement, is defined to mean (a) any person's or group's acquisition of 15% or more of the combined voting power of the Company's outstanding securities, or (b) in the event of any cash tender or exchange, offer, merger or other business combination sale of assets or contested election, the persons who were directors of the Company prior to such transaction ceasing to constitute a majority of the Board of Directors following the transaction. In addition, following the Change of Control, if the Executive Officer's employment is terminated by the Company or by the Executive Officer for certain specified reasons (such as a reduction of compensation or a diminution of duties), the Executive Officer will receive a lump sum cash payment equal to the cash compensation received by the Executive Officer during the 12 calendar months prior to termination.

         The Company has obtained key man insurance in the amount of $1,000,000 on the lives of each of Messrs. Horne and Zuk.

         OPTION GRANTS IN LAST FISCAL YEAR. Under the Company's 1996 Stock Option Plan (the "1996 Plan"), 60,000 shares of Common Stock are reserved for issuance upon exercise of the options. The 1996 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees, consultants and independent contractors of the Company. The following table sets forth information concerning individual grants of stock options made during the fiscal year ended June 27, 1997 to the Company's Named Executive Officers.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                         ---------------------------------
                               NUMBER OF           % OF TOTAL OPTIONS
                                SHARES                  GRANTED               EXERCISE OF
                          UNDERLYING OPTIONS        TO EMPLOYEES IN            BASE PRICE              EXPIRATION
         NAME                 GRANTED (1)             FISCAL YEAR              ($/SHARE)                  DATE
         ----             ------------------        -----------------         -----------              ----------
  Robert A. Lettieri            10,000                    33%                    $5.75                May 13, 2007

--------------------
(1)      Represents options granted under the Company's 1996 Plan.

         STOCK OPTIONS HELD AT END OF FISCAL 1997. The following table indicates the total number and value of exercisable and unexercisable stock options held by the Company's Named Executive Officers as of June 3l, 1997. No options were exercised by the Named Executive Officers during Fiscal 1997.

                                                                                  VALUE OF UNEXERCISED
                                    NUMBER OF UNEXERCISED                          IN-THE-MONEY OPTION
                                 OPTIONS AT FISCAL YEAR END                      AT FISCAL YEAR END (1)
                                 --------------------------                      ----------------------
         NAME                 EXERCISABLE            UNEXERCISABLE            EXERCISABLE            UNEXERCISABLE
         ----                 -----------            -------------            -----------            -------------
  Robert A. Lettieri            10,000                     0                       0                       0

---------------------
(1)      Based on a closing price on June 27, 1997 of $4.80 per share.

         STOCK OPTION PLAN. The Company's Board of Directors, or a committee thereof, administers and interprets the 1996 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including directors and executive officers (whether current or former employees) of the Company, as well as consultants and independent contractors. The 1996 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonstatutory stock options. Incentive stock options may only be granted, however, to employees. Options can be granted under the 1996 Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of incentive stock options granted under the 1996 Plan will not be less than the fair market value of the Common Stock on the date of grant and, in the case of an incentive stock option granted to a 10% stockholder, the per share exercise price will not be less than 110% of such fair market value as defined in the 1996 Plan. In any case, the exercise price of any stock option granted under the 1996 Plan will not be less than 85% of the fair market value of the Common Stock on the date of grant.

         Options granted under the 1996 Plan that would otherwise qualify as incentive stock options will not be treated as incentive stock options to the extent that the aggregate fair market value of the shares covered by the incentive stock options which are exercisable for the first time by any individual during any calendar year exceeds $100,000.

         Options granted under the 1996 Plan will be exercisable after the period or periods specified in the option agreement. Options granted under the 1996 Plan are not exercisable after the expiration of ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Adjustments in the number of shares subject to options granted under the 1996 Plan can be made by the Board of Directors or the appropriate committee in the event of a stock dividend or recapitalization resulting in a stock split-up, combination or exchange of shares. Under the 1996 Plan, options may become immediately exercisable in the event of change in control. The 1996 Plan also authorizes the Company to make loans to optionees to enable them to exercise their options.

         The Company has granted options under the 1996 Plan to purchase 30,000 shares of Common Stock to three persons, including options to purchase 10,000 shares of Common Stock to Robert Lettieri and options to purchase 5,000 shares of common Stock to Gregory S. Horne. Such options will vest in three annual installments commencing one year from the date of grant, will be exercisable at a price equal to the initial public offering price per share of the shares of Common Stock offered hereby and will expire ten years from the date of grant. In addition, exercise of the options is contingent on the optionee's continued employment by the Company.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of the Common Stock as of the date hereof, by (i) each person who owns beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and Named
Executive Officers as a group.

                                                                                               PERCENT
NAME AND ADDRESS                                              NUMBER OF SHARES               BENEFICIALLY
OF BENEFICIAL OWNER (1)                                  BENEFICIALLY OWNED (2)(3)              OWNED
-----------------------                                  -------------------------              -----
Gary D. Horne (4) . . . . . . . . . . . . . . . . . . . . . . . . 197,407                       12.5%
Stanley F. Zuk  . . . . . . . . . . . . . . . . . . . . . . . . . 109,322                        6.9%
Gregory Horne (5) . . . . . . . . . . . . . . . . . . . . . . . . 178,104                       11.3%
Robert Lettieri . . . . . . . . . . . . . . . . . . . . . . . . .   3,333                         *
William Becker
P.O. Box 170
Convent Station, NJ 07961  . . . . . . . . . . . . . . . .         82,704                        5.2%
Marion L. Horne Turcot(6). . . . . . . . . . . . . . . . .         85,706                        5.4%
Thomas J. Lenagh . . . . . . . . . . . . . . . . . . . . .              0                          0%
Jan M. Winston . . . . . . . . . . . . . . . . . . . . . .              0                          0%
All directors and Named Executive Officers
as a group (four persons) . . . . . . . . . . . . . . . . .       488,166                       30.8%

--------------------
*        Less than 1%

(1) The business address of all directors and executive officers of the Company and Marion L. Turcot is c/o the Company, 1 Industry Street, Poughkeepsie, New York 12603.

(2) The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) For purposes of calculating beneficial ownership and voting power, shares of Common Stock underlying options, warrants and other rights to acquire Common Stock exercisable within 30 days are included

(4) Represents shares of Common Stock held by Horne Associates LLC. Gary D. Horne Disclaims beneficial ownership of the shares of Common Stock beneficially owned by Gregory Horne, his son and Marion L. Horne Turcot, his daughter.

(5) Gregory Horne disclaims beneficial ownership of the shares of Common Stock beneficially owned by Gary D. Horne, his father, and Marion L. Horne Turcot, his sister.

(6) Marion L. Horne Turcot disclaims beneficial ownership of the shares of Common Stock beneficially owned by Gary D. Horne, her father, and Gregory Horne, her brother.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF AFFILIATED ENTITY

         On June 4, 1996, the Company acquired all the outstanding capital stock of High Technology Computers, Inc. (HTC) from Gary D. Horne and Stanley F. Zuk in exchange for 155,352 and 40,277 shares of the Company's Common Stock, respectively. The aggregate value of the shares of the Company's Common Stock issued in exchange for all of the outstanding capital stock of HTC was $2,566,808. HTC has conducted the Company's cable harness and other wire technology product contract manufacturing operations for non-IBM customers since 1983. Management of the Company believes that this transaction was consummated on terms no less favorable than could have been obtained from unaffiliated third parties.

ADVANCES FROM STOCKHOLDER

         In order to assist the Company with meeting its working capital needs, Gary D. Horne has periodically advanced funds to the Company. Such advances, including interest at the rate of 8% per annum, aggregated approximately $782,000 at June 27, 1997. Such advances are unsecured and repayable on demand; however, Mr. Horne has agreed with the Company not to make demand until at least July 1, 1998. The Company intends to repay such advances as cash flow permits. No further advances from stockholders are contemplated after the consummation of the Offering.

DEFERRED COMPENSATION AGREEMENTS

         In January 1993, the Company entered into Deferred Compensation Agreements with John Halik and James Yesian, two co-founders and former employees of the Company. Pursuant to the Deferred Compensation Agreements, the Company agreed to pay $450,000 in deferred compensation over a 15-year period.

TRANSACTIONS WITH NETCOMP, INC.

         The Company purchases computers, computer supplies and services from Netcomp, which operates the ComputerLand franchise in Poughkeepsie, New York. Netcomp is owned by Gary D. Horne and Stanley F. Zuk. Purchases from Netcomp aggregated approximately $135,000 and $82,000 during Fiscal 1997 and Fiscal 1996, respectively.

TRANSACTION WITH GREGORY HORNE

         In December 1995, the Company entered into an agreement with Gregory Horne to sell 24 shares of the Company's Common Stock to Mr. Horne for $100,000, of which $30,000 was paid upon execution of the agreement and the balance was payable at the rate of $10,000 per year, without interest. In June 1996, the Company and Mr. Horne mutually agreed to rescind the transaction, whereupon Mr. Horne surrendered his stock certificates to the Company and the Company refunded the $30,000 payment to Mr. Horne.

APPROVAL OF AFFILIATED TRANSACTIONS

         All transactions between the Company and its directors, executive officers and principle stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of the independent outside directors of the Company.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

  EXHIBIT
    NO.       DESCRIPTION
  -------     -----------
    3.1       Certificate of Incorporation. (1)
    3.2       Bylaws.(1)
    4.1       Specimen Certificate of Common Stock. (1)
    4.2       Form of Representative's Warrant Agreement including Form Representative's Warrants. (1)
    4.3       Intentionally ommitted.
    4.4       Form of Special Warrant to Purchase Common Stock of Registrant.(1)
    4.5       Form of 10% Original Issue Discount Promissory Note Issued to BlueStone Investors.(1)
    4.6       Form of Warrant Certificate Issued to BlueStone Investors.(1)
   10.1       1996 Stock Option Plan.(1)
   10.2       Restated Line of Credit Loan and Security Agreement dated as of December 28, 1995 between
              Automatic Systems Developers, Inc.; High Technology Computers, Inc. and Poughkeepsie Savings
              Bank, FSB.(1)(2)
   10.3       Second Amended Modification, Extension, Spreader and Assumption  Agreement dated as of
              December 28, 1995 between Automatic Systems Developers, Inc. and Poughkeepsie Savings Bank,
              FSB.(1)
   10.4       Second Amended Modification, Extension, Spreader and Assumption  Agreement dated as of
              December 28, 1995 between the Registrant; Automatic Systems Developers, Inc. and Poughkeepsie
              Savings Bank, FSB.(1)
   10.5       Option Agreement dated as of May 31, 1996 by and among Banker's Trust Company and the
              Registrant. (1)
   10.6       Amendment to December 29, 1995 Purchase Agreement.(1)
   10.7       Employment Agreement between the Company Registrant and Gary D. Horne.(1)(2)
   10.8       Employment Agreement between the Company Registrant and Stanley F. Zuk.(1)(2)
   10.9       Form of Financial Advisory and Consulting Agreement between the Registrant and the
              Representative. (1)
   10.10      Amendment dated April 2, 1997 to Option Agreement dated as of May 31, 1996 by and among
              Bankers Trust Company and the Registrant.(1)
   10.11      Form of Indemnification Agreement dated May 12, 1997 between Company and its executive officers and directors.(2)
   21.1       List of Subsidiaries of the Registrant.(1)
   27.0       Financial Data Schedule

-------------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-7731).

(2) Management compensation plan or arrangement.

         (b) Reports on Form 8-K- The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended June 27, 1997

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ASD GROUP, INC.



Date: October 9, 1997                      By:/s/ GARY D. HORNE
                                              ---------------------------------
                                           Gary D. Horne, Chairman of the Board
                                            and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                                     TITLE                                     DATE
         ---------                                     -----                                     ----
/s/ GARY D. HORNE                           Chairman of the Board                        October 9, 1997
---------------------------                 And Chief Executive Officer
Gary D. Horne                               (Principle Executive Officer)


/s/ ROBERT LETTIERI                         Chief Financial Officer and Director         October 9, 1997
---------------------------                 (Principle Financial and
Robert Lettieri                              Accounting Officer)


/s/ STANLEY F. ZUK                          President, Chief Operating Officer           October 9, 1997
---------------------------                  and Director
Stanley F. Zuk


/s/ GREGORY D. HORNE                        Vice President-Information Systems           October 9, 1997
---------------------------                  and Director
Gregory D. Horne


/s/ THOMAS H. LENAGH                        Director                                     October 9, 1997
---------------------------
Thomas H. Lenagh


/s/ JAN M. WINSTON                          Director                                     October 9, 1997
---------------------------
Jan M. Winston


                                 ASD GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report.....................................................................F-2

Consolidated Balance Sheet as of June 27, 1997...................................................F-3

Consolidated Statements of Operations for the Years Ended June 27, 1997 and June 30, 1996....... F-4

Consolidated Statements of Stockholders' Equity for the Years Ended June 27, 1997 and
June 30,1996.....................................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended June 27 1997, and June 30, 1996......  F-6

Notes to Consolidated Financial Statements.......................................................F-7-F-13


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
ASD Group, Inc.
Poughkeepsie, New York

         We have audited the accompanying consolidated balance sheet of ASD Group, Inc. and subsidiaries as of June 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ASD Group, Inc. and subsidiaries as of June 27, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 27, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Stamford, Connecticut
September 5, 1997
(October  7, 1997 as to Note 13)

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                JUNE 27,
                                                                                  1997
                                                                               --------
                                    ASSETS

Current assets:
  Cash ........................................................................$ 1,099,190
  Accounts receivable, less allowance for doubtful accounts of
    $163,000...................................................................  2,175,402
  Inventory ...................................................................  5,057,894
  Prepaid expenses and other current assets....................................    183,789
  Deferred tax asset ..........................................................    500,453
                                                                                ----------
         Total current assets .................................................  9,016,728
Property, plant and equipment, net ............................................  4,561,127
Deferred tax asset ............................................................  1,337,079
Other assets  .................................................................    630,583
                                                                                ----------
Total assets  .................................................................$15,545,517
                                                                                ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt  ..........................................$ 1,828,770
  Accounts payable ............................................................  1,235,682
  Accrued expenses  ...........................................................    842,424
                                                                                ----------
         Total current liabilities  ...........................................  3,906,876
Long-term debt  ...............................................................  6,976,731
Deferred compensation  ........................................................    309,285
                                                                                ----------
         Total liabilities  ................................................... 11,192,892
                                                                                ==========
Contingencies (Note 11)
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued...............................................................          -
  Common stock, $.01 par value, 10,000,000 shares authorized,
     1,577,917 shares issued and outstanding...................................     15,779
  Paid-in capital  ............................................................  4,206,892
  Retained earnings  ..........................................................    129,954
                                                                                ----------
         Total stockholders' equity  ..........................................  4,352,625
                                                                                ----------
Total liabilities and stockholders' equity  ...................................$15,545,517
                                                                                ==========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEARS ENDED
                                                                             -----------------------------------
                                                                               JUNE 27,                 JUNE 30,
                                                                                1997                     1996
                                                                             ----------               ---------


Net sales.................................................................. $ 15,870,988           $ 26,111,896

Cost of goods sold.........................................................   12,086,796             20,635,397
                                                                              ----------             ----------

 Gross profit..............................................................    3,784,192              5,476,499
                                                                              ----------             ----------

Operating expenses:

   Sales and marketing.....................................................      186,888                251,036

   General and administrative..............................................    3,472,614              4,043,331
                                                                              ----------             ----------

     Total operating expenses..............................................    3,659,502              4,294,367
                                                                              ----------             ----------

     Income  from operations...............................................      124,690              1,182,132

Other income...............................................................       68,195                199,118

Interest expense...........................................................   (1,534,366)              (976,850)
                                                                              ----------             ----------

   Income (loss) before income taxes.......................................   (1,341,481)               404,400

Benefit for income taxes...................................................     (564,584)                (3,000)
                                                                              ----------             ----------

   NET INCOME (LOSS).......................................................  $  (776,897)            $  407,400
                                                                              ==========             ==========

Net income (loss) per common share.........................................  $     (1.03)            $      .64
                                                                              ==========             ==========

Weighted average common shares
    outstanding............................................................      751,041                632,917
                                                                              ==========             ==========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               PREFERRED STOCK              COMMON STOCK          PAID-IN     RETAINED
                                             SHARES      AMOUNT        SHARES         AMOUNT     CAPITAL      EARNINGS     TOTAL
                                             ------      ------        ------         ------     -------     ----------    -----
Balance, July 1, 1995....................       -     $     -          632,917       $  6,329   $      -        $499,451   $505,780

Net income...............................       -           -             -              -             -         407,400    407,400
                                             ----      ---------      --------         ------     --------       -------    -------

Balance, June 30, 1996...................       -           -          632,917          6,329          -         906,851    913,180

Net loss.................................       -           -             -              -             -        (776,897)  (776,897)

Issuance of IPO shares...................       -           -          945,000          9,450     3,879,892         -     3,889,342

Fair value of warrants issued............       -           -             -              -          327,000         -       327,000
                                             ----     ----------     ---------        -------    ----------     -------- ----------
Balance, June 27, 1997...................       -     $     -        1,577,917        $15,779    $4,206,892     $129,954 $4,352,625
                                             ====     ==========     =========        =======    ==========     ======== ==========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              YEARS ENDED
                                                                                     --------------------------
                                                                                     JUNE 27,          JUNE 30,
                                                                                      1997               1996
                                                                                      ----               ----
Operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (776,897)     $    407,400
  Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . . . . .              699,350          383,449
        Provision (benefit) for doubtful accounts . . . . . . . . . . .  .               10,000         (45,030)
        Deferred compensation  . . . . . . . . . . . . . . . . . . . . . .               32,171           29,790
        Interest accrued-stockholder advances  . . . . . . . . . . . . . .               50,259           43,117
        Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            (564,584)         (26,594)
        Gain on sale of plant  . . . . . . . . . . . . . . . . . . . . . .                    -        (166,734)
        Changes in assets and liabilities:
            Accounts receivable  . . . . . . . . . . . . . . . . . . . . .              551,761          532,293
            Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .              896,677      (1,776,803)
            Prepaid expenses and other current assets. . . . . . . . . . .            (127,417)          125,309
            Other assets . . . . . . . . . . . . . . . . . . . . . . . . .               68,580        (112,668)
            Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          (1,457,770)        (288,111)
            Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .            (359,804)        (323,192)
            Deferred revenues. . . . . . . . . . . . . . . . . . . . . . .             (69,666)        (725,899)
                                                                                    -----------      -----------
                 Net cash used in operating activities . . . . . . . . . .          (1,047,340)      (1,943,673)
                                                                                    -----------      -----------
Investing activities:
  Net proceeds from sale of plant. . . . . . . . . . . . . . . . . . . . .                    -          591,781
  Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . .             (97,693)        (171,790)
                Net cash (used in) provided by investing activities                    (97,693)          419,991
                                                                                    -----------      -----------
Financing activities:
  Net proceeds from IPO  . . . . . . . . . . . . . . . . . . . . . . . . .            3,889,342                -
  Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,250,000        3,464,355
  Payments of long-term debt   . . . . . . . . . . . . . . . . . . . . . .          (3,169,626)      (1,312,206)
  Financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (160,433)        (502,644)
  Payments of deferred compensation  . . . . . . . . . . . . . . . . . . .             (23,971)         (23,834)
                                                                                    -----------      -----------
                Net cash provided by financing activities  . . . . . . . .            1,785,312        1,625,671
                                                                                    -----------      -----------
Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .              640,279          101,989
Cash, beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .              458,911          356,922
                                                                                    -----------      -----------
Cash, end of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,099,190     $    458,911
                                                                                    ===========      ===========
Supplemental disclosure:
  Cash paid during the year for:
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     6,484     $     32,631
                                                                                    ===========      ===========
      Interest  . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .          $ 1,132,354     $  1,268,799
                                                                                    ===========      ===========
  Notes exchanged for amounts owed to vendors  . . . . . . . . . . . . . .          $         -     $    198,403
                                                                                    ===========      ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION

         ASD Group, Inc. ("ASD") and its wholly-owned subsidiaries ( the "Company") operate in one business segment. The Company is a provider of contract manufacturing and engineering services to domestic original equipment manufacturers. The Company provides a wide range of services including product engineering and design, procurement, precision fabrication of sheet metal and machined parts, printed circuit board assembly, electro-mechanical assembly and functional testing.

         On June 4, 1996, ASD acquired all of the outstanding capital stock of High Technology Computers, Inc. ("HTC") for 195,629 shares of the Company's common stock. ASD and HTC were under common ownership. HTC conducts certain manufacturing operations for ASD. The transaction has been accounted for similar to a pooling of interests and the accompanying consolidated financial statements include the historical accounts of HTC for all periods presented.

2.  SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the consolidated accounts of ASD Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION--Sales are recorded as products are shipped or when services are rendered.

         FINANCING COSTS--During the years ended June 27, 1997 and June 30, 1996, the Company incurred $160,433 and $373,851, respectively, in connection with debt financings (see Note 5). These costs have been capitalized and are being amortized over the terms of the financings. Amortization of the financing costs for the years ended June 27, 1997 and June 30, 1996 was $203,948 and $22,500, respectively. In addition, the Company capitalized $128,793 during the year ended June 30, 1996 in connection with the initial public offering. These costs were charged to paid-in capital during the year ended June 27, 1997 upon consummation of the initial public offering. All of the above costs are included in other assets.

         PROPERTY, PLANT, AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years. The net realizable value of the idle property approximates its carrying value.

         INVENTORY--Inventory, consisting of work-in-progress and raw materials ($4,532,373 and $525,521, respectively), is determined under the lower of cost (first-in, first-out method) or market. The Company does not maintain a reserve for inventory impairment. Inventory that becomes obsolete because of customer required changes of residual inventory is written-off at the time the job is completed or when an engineering change is implemented.

         INCOME TAXES--Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities using presently enacted tax rates.

         CONCENTRATION OF CREDIT RISK--Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral. Additionally, the Company maintains insurance for bad debts for certain rated customers. The insurance policy assures a minimum recovery of 80% of the maximum established by the insurer per customer insured.

Customers that accounted for 10% or more of the Company's sales are as follows:

                                                          YEARS ENDED
                                                  ----------------------------
                                                  JUNE 27,            JUNE 30,
         CUSTOMER                                  1997                 1996
         --------                                  ----                 ----
         Gerber Scientific Products.........        13%                  16%
         ENI Technologies...................        22                   20
         International Business Machines....        10                   --
         S & K Products International, Inc..        10                   14
         Lockheed Martin Corporation........        11                   13
         Bruce Technologies International...        --                   10
                                                    --                   --
                                                    66%                  73%
                                                    ===                  ===

         NET INCOME (LOSS) PER COMMON SHARE--Net income (loss) per common share is computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each year.

         MANAGEMENT ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         ADOPTION OF STATEMENT OF FINANCIAL STANDARD ACCOUNTING NO. 123--In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of the Company's credit facilities approximates fair value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         RECLASSIFICATIONS--Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.

3.  PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

         In May 1997, the Company completed an initial public offering of 945,000 shares of common stock at $5.75 per share ( the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $3,889,342.

         In connection with the Offering, the Company (a) increased its authorized common stock to 10,000,000 shares, (b) effected a split of its common stock, resulting in 632,917 shares outstanding, and (c) authorized 1,000,000 shares of new $.01 par value preferred stock. Designations, rights and preference of the preferred stock will be determined by the Board of Directors. No shares of preferred stock have been issued.

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                          JUNE 27,
                                                            1997
                                                          --------
      Land.............................................$   563,937
      Buildings........................................  1,633,327
      Leasehold improvements...........................    892,025
      Machinery and equipment..........................  2,742,306
      Automobiles......................................     47,955
                                                        ----------
                                                         5,879,550
      Less: accumulated depreciation................... (2,760,562)
                                                        ----------
                                                         3,118,988
                                                        ----------
      Idle property:
         Land and building.............................  1,923,865
         Less: accumulated depreciation................   (481,726)
                                                        ----------
                                                         1,442,139
                                                        ----------
         Property, plant and equipment, net............$ 4,561,127
                                                        ==========


            Depreciation of property, plant and equipment was $273,382 and $332,373 during the years ended June 27, 1997 and June 30, 1996, respectively.

         Idle property represents facilities that are temporarily not being used in the Company's operations. The Company intends to use these facilities commencing in fiscal 1998.

         On August 1, 1995, the Company sold its North Carolina facility for net cash proceeds of $591,781, which was used to repay outstanding borrowings. The sale resulted in a net gain of $166,734 for financial statement purposes which is included in other income in the accompanying consolidated statement of operations for the year ended June 30, 1996.

5.       LONG-TERM DEBT

         Long term debt consists of the following:

                                                                                    JUNE 27,
                                                                                      1997
                                                                                    --------
Senior Secured Notes-interest at 10%, interest only through
    December 31, 1997, due June 18, 1998, secured by inventory.............     $   1,100,000
Notes Payable-Bank of New York, interest at 60 % of prime,
    due July 1, 1997, secured by real property.............................             4,194
Notes Payable-Key Bank, interest at prime plus 1%, due
    December 1, 1998, secured by equipment.................................           103,637
Notes Payable-Bankers Trust Company, interest at prime plus
    1.5%, due December 31, 1997, secured by equipment......................           357,626
Revolving Line of Credit-Bankers Trust Company, interest at prime plus 1.5%, due July 1, 1998, collateralized by accounts receivable,
    equipment and inventory...............................................          3,129,388
Mortgage Payable-Bankers Trust Company, interest at prime
    plus 1.5%, due September 1, 1998, secured by real property.............         1,846,169
Mortgage Payable-Bankers Trust Company, interest at prime
    plus 1.5%, due December 1, 1998, secured by real property..............         1,371,213
Advances From Stockholder, plus accrued interest of $182,371-
    interest at 8%, repayable no earlier than July 1, 1998.................           782,340
Notes Payable to Vendors-interest at various rates, secured by
    certain assets.........................................................            95,582
Other......................................................................            15,352
                                                                                 ------------
                                                                                    8,805,501
Less: current portion......................................................         1,828,770
                                                                                 ------------
                                                                                $   6,976,731
                                                                                 ============

         The Company has a revolving line of credit of $3,730,000 with an extended maturity date of December 31, 1997 (see Note 13). The amount available for borrowings under the line of credit is determined pursuant to a formula based upon eligible accounts receivable and inventory.

         On December 29, 1995, the Company issued $1,000,000 of senior secured notes (the "Notes") to a group of investors. Interest at 10% is payable quarterly commencing March 31, 1996. The Notes were secured by a first lien on the Company's inventory. Monthly principal payments will commence January 1998 until paid in full in June 1999. As a result of this financing, the Company was required to pay 10% of the proceeds, or $100,000, in additional interest to the bank. On February 16, 1996, the Company obtained an additional $1,000,000 from notes issued to the same group of investors. The $100,000 additional interest due to the bank as a result of this financing is being charged to expense during the term of the debt. The Notes were due and payable upon consummation of an initial public offering of not less than $5,000,000. In addition, the investors were to receive upon consummation of an initial public offering, $2,000,000 in shares of common stock (347,826 shares at an offering price of $5.75 per share) exercisable over a five year period. In connection with the issuance of the Notes, the investment banking firm which assisted in the placement of the Notes received warrants to purchase $200,000 in shares of common stock (34,783 shares at an offering price of $5.75 per share) exercisable over a five year period.

         On December 20, 1996, the terms of the Notes were amended to eliminate the issuance of the $2,000,000 in shares of common stock to the investors. The amended agreement provides, among other things, that $900,000 in principal amount of the Notes was payable upon consummation of the initial public offering, with the remaining $1,100,000 of the Notes, plus accrued interest thereon, payable by June 18, 1998. In addition, the first lien on the Company's inventory was released. In connection with the amended agreement, the Company issued warrants to the investors to purchase 500,000 shares of common stock. The warrants have an exercise price of 47.5% of the initial public offering price per share ($2.73 at the offering price of $5.75 per share). The warrants are exercisable over a ten-year period: provided however, the warrants are not exercisable and may not be sold for 12 months following the initial public offering. In addition, for the subsequent 12 month period the warrants are not exercisable and may not be sold without prior written consent of the Company and the representative of the underwriters of the Company's public offering. The fair value of the warrants in excess of the underlying common stock ($245,000) at the date issuance is being amortized over the term that the underlying debt is outstanding. Amortization expense was $128,216 during the year ended June 27, 1997.

         On August 29, 1996, the Company issued $1,100,000 10% Original Issue Discount Promissory Notes (the "OID Notes") to investors. The OID Notes were due at the earliest of 150 days from the date of issuance, the closing date of an initial public offering or upon the sale of the Company. To satisfy a certain covenant that was in default, the interest rate on the OID Notes increased to 12.5% retroactively as of the date of issuance. In connection with the issuance of the OID Notes, the Company issued 112,500 and 11,250 warrants to purchase shares of common stock to the investors and the placement agent, respectively. The warrants have an exercise price of 51.5% of the initial public offering price per share ($2.96 at the offering price of $5.75 per share) and are exercisable during the five year period commencing six months after the closing of the initial public offering; provided, however, the warrants are not exercisable and may not be sold for 18 months following the initial public offering. The fair value of the warrants ($82,000) at the date of issuance was recorded as paid-in-capital with a corresponding reduction to the OID Notes' balance. The OID Notes were repaid from the proceeds of the initial public offering and the discount was charged to interest expense.

         In April 1996, the bank notified the Company that it had sold the Company's outstanding loan portfolio ($6,704,396 at June 27, 1997) to Bankers Trust Company ("BTCo."). On May 31, 1996, the Company purchased an option for $76,748 from BTCo. that will allow the Company to buy-out the outstanding loans at a discount of up to $460,487, as well as the exclusion of any additional interest payable at the date of the exercise of the option. The option expires October 31, 1997 (see Note 13) and if exercised, the cost of the option will reduce the total indebtedness.

         Annual principal payments, as adjusted for the amended maturities (see
Note 13) are as follows:

                12 MONTHS ENDING
                      JUNE
                ----------------
                      1998  ..............................      $1,828,770
                      1999  ..............................       6,968,980
                      2000  ..............................           4,279
                      2001  ..............................           3,472
                                                             -------------
                                                                $8,805,501
                                                             =============
                  The prime rate at June 27, 1997 was 8.50 %.

6.       DEFERRED COMPENSATION

         The Company has a deferred compensation agreement with two former employees. The agreement requires the payment of $450,000 over a 15 year period. The obligations have been recorded at their net present value using a discount rate of 8%.

7.       STOCKHOLDERS' EQUITY

         On June 25, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a maximum of 60,000 shares of common stock pursuant to the future grant to employees and others of incentive stock options and nonstatutory stock options. In connection with the Offering, the Company granted options to purchase 30,000 shares of common stock at $5.75 per share. The stock options vest in three annual installments commencing one year from the date of grant and will expire ten years from the date of grant.

8.       INCOME TAXES

                  The provision (benefit) for income taxes consists of the following:

                                                   YEARS ENDED
                                           ------------------------
                                           JUNE 27,        JUNE 30,
                                            1997             1996
                                           --------        --------
Current:
  Federal.............................   $        -       $  19,111
  State...............................            -           4,483
                                          ---------        --------
                                                  -          23,594
                                          ---------        --------
Deferred:
  Federal.............................     (456,103)        (21,541)
  State...............................     (108,481)         (5,053)
                                          ---------        --------
                                           (564,584)        (26,594)
                                          ---------        --------
                                         $ (564,584)      $  (3,000)
                                          =========        ========


         A reconciliation of the income tax provision (benefit) to the amount computed using the Federal statutory rate as follows:

                                                        YEAR ENDED JUNE 30,
                                                  ----------------------------
                                                  JUNE 27,            JUNE 30,
                                                    1997                1996
                                                  --------            --------
Income tax at statutory rate................$    (456,103)      $      137,496
State income taxes and other (net of
    Federal benefit)........................     (108,481)              31,504
Release of valuation allowance..............            -             (172,000)
                                             ------------        -------------
                                            $    (564,584)      $       (3,000)
                                             ============        =============


         The net deferred tax asset consists of the following:

                                                JUNE 27,              JUNE 30,
                                                  1997                 1996
                                             ------------        -------------
Net operating loss carry forward........    $   2,170,197       $    1,490,582
Capital loss carryforward...............          228,333              228,333
Allowance for doubtful accounts.........           68,499              160,847
Deferred compensation...................          129,899              126,456
Accrued vacation........................           19,359               46,729
Accrued interest........................           76,595               55,487
Other...................................           44,471               77,122
Depreciation...... .....................         (671,488)            (684,275)
                                             ------------        -------------
                                                2,065,865            1,501,281
Valuation allowance.....................         (228,333)            (228,333)
                                             ------------        -------------
                                            $   1,837,532       $    1,272,948
                                             ============        =============

         Deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial statement purposes. Deferred tax assets are reduced by a valuation allowance relating to the utilization of a capital loss carryforward which management believes more than likely will not be realized. During the year ended June 30, 1996, the Company sold its North Carolina facility (see Note 4) thereby generating a capital gain for income tax purposes of $528,000 on the sale. Therefore, the Company reduced the valuation allowance by approximately $172,000 relating to the utilization of tax benefits from this sale.

         As of June 27, 1997, the Company has a Federal net operating loss carryforward of approximately $5,200,000 which begins to expire in 2008.

9.       RELATED PARTY TRANSACTIONS

         The Company purchases computers, computer supplies and services from Netcomp, Inc., a company under common ownership. Purchases during the years ended June 27, 1997 and June 30, 1996 were approximately $135,000 and $82,000, respectively.

10.      PENSION PLAN

         The Company has a defined contribution plan covering all full time employees who have worked at least 1,000 hours during the plan year, who have one year of service, and are age twenty-one or older. The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974. There was no pension expense attributed to this plan for the years ended June 27, 1997 and June 30, 1996.

11.      CONTINGENCIES

         The Company is a defendant in various lawsuits which arose in the normal course of business. In the opinion of management, none of the cases are expected to have a material effect on the consolidated financial statements of the Company.

12.      ADOPTION OF SFAS 128 AND SFAS 131

         The Company will adopt the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") during fiscal 1998, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The proforma earnings (loss) per common share computed under the provisions of SFAS 128 would not be materially different as the amounts reported.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

13.      SUBSEQUENT EVENTS

         On October 7, 1997, BTCo. agreed to extend the maturities of the revolving line of credit and the notes payable to July 1, 1998 and December 31, 1997, respectively. The Company is currently negotiating with a major commercial bank to provide a new credit facility that will replace all the credit facilities currently with BTCo. The amended maturities of the debt have been reflected in the accompanying consolidated balance sheet as of June 27, 1997. In connection with the above agreement, the maturity of the buy-out option was extended to October 31, 1997.

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   10.11 Form of Indemnification Agreement dated May 12, 1997 between Company and its executive officers and directors.

   27               Financial Data Schedule