Form 10QSB
period 1997-09-26
ASD GROUP INC
filed 1997-11-10
CIK 1017875

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from______________to_______________


                         Commission File Number 1-12873
                                 ASD GROUP, INC.
              (Exact name of small business issuer in its charter)

               DELAWARE                               14-1483460
   --------------------------------          ----------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                    1 INDUSTRY STREET, POUGHKEEPSIE, NEW YORK 12603
                    -----------------------------------------------
             (Address of principal executive offices, including Zip Code)

                                    (914) 452-3000
                                    --------------
                   (Issuer's telephone number, including area code)

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

        Yes    [X]           No     [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of November 5, 1997 was 1,577,917.

Transitional Small Business Disclosure Format (check one):

        Yes   [ ]            No     [X]

===============================================================================

                                 ASD GROUP, INC.
===============================================================================
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               SEPTEMBER 26, 1997
                                      INDEX



 PART I             FINANCIAL INFORMATION                                 PAGE

          Item 1.  Consolidated  Financial Statements..................   3-5

                    Consolidated Balance Sheet:
                    September 26, 1997 (unaudited)......................  3

                    Consolidated Statements of Operations (unaudited):
                    Three months ended  September 26, 1997 and September
                    27, 1996............................................  4

                    Consolidated Statements of Cash Flows (unaudited):
                    Three months ended  September 26, 1997 and September
                    27, 1996...........................................   5

                    Notes to Financial Statements......................   6

           Item 2.  Management's  Discussion  and  Analysis of Financial
                    Condition and Results of Operation.................   7


PART II             OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds..........   9

           Item 6.  Exhibits and Reports on Form 8-K...................   9


SIGNATURE                                                                 10

PART 1
FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 SEPTEMBER 26,
                                                                       1997
                                                                 --------------
                             ASSETS

Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . .                  $    91,300
  Accounts receivable, less allowance for doubtful accounts of
    $163,000 . . . . . . . . . . . . . . . . . . . . . . . . .     2,546,059
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . .     5,222,744
  Prepaid expenses and other current assets. . . . . . . . . .       328,946
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . .       309,934
                                                                 -----------
         Total current assets . . . . . . . . . . . . . . . .      8,498,983
Property, plant and equipment, net  . . . . . . . . . . . . .      4,792,664
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . .      1,664,174
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .        637,473
                                                                 -----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .    $15,593,294
                                                                 ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 1,759,466
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .     1,296,123
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . .       633,526
                                                                 -----------
         Total current liabilities. . . . . . . . . . . . . .      3,689,115
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .     7,427,149
Deferred compensation. . . . . . . . . . . . . . . . . . . . .       313,012
                                                                 -----------
         Total liabilities . . . . . . . . . . . . . . . . . .    11,429,276
                                                                 -----------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued . . . . . . . . . . . . . . . . . . . . . .             -
  Common stock, $.01 par value, 10,000,000 shares authorized,
       1,557,917 shares issued and outstanding . . . . . . . .        15,779
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . .     4,206,892
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .       (58,653)
                                                                 -----------
         Total stockholders' equity. . . . . . . . . . . . . .     4,164,018
                                                                 -----------
Total liabilities and stockholders' equity. . . . . . . . . .    $15,593,294
                                                                 ===========


                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                        --------------------------
                                                                        SEPTEMBER 26, SEPTEMBER 27,
                                                                             1997           1996
                                                                        ------------  ------------

  Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,797,932  $  4,481,775

  Cost of goods sold . . . . . . . . . . . . . . . . . . . . . .           2,825,490     3,317,779
                                                                        ------------  ------------
       Gross profit. . . . . . . . . . . . . . . . . . . . . . .             972,442     1,163,996
                                                                        ------------  ------------

 Operating expenses:

     Sales and marketing . . . . . . . . . . . . . . . . . . . .              50,019        47,536

     General and administrative. . . . . . . . . . . . . . . . .             980,849       846,504
                                                                        ------------  ------------

       Total operating expenses. . . . . . . . . . . . . . . . .           1,030,868       894,040
                                                                        ------------  ------------

       Income (loss) from operations . . . . . . . . . . . . . .             (58,426)      269,956

Other income . . . . . . . . . . . . . . . . . . . . . . . . . .               7,279        31,147

Interest expense . . . . . . . . . . . . . . . . . . . . . . . .             274,036       356,120
                                                                        ------------  ------------

Loss before income taxes . . . . . . . . . . . . . . . . . . . .            (325,183)      (55,017)

     Benefit for income taxes. . . . . . . . . . . . . . . . . .            (136,576)      (29,000)
                                                                        ------------  ------------

     NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . .        $   (188,607) $    (26,017)
                                                                        ============  ============

     Net loss per common share . . . . . . . . . . . . . . . . .        $       (.12) $       (.04)
                                                                        ============  ============

 Weighted average common shares
       outstanding . . . . . . . . . . . . . . . . . . . . . . .           1,577,917       632,917
                                                                        ============  ============




                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                   --------------------------
                                                                   SEPTEMBER 26,  SEPTEMBER 27,
                                                                        1997           1996
                                                                   ------------   ------------
Operating activities:
  Net  loss ....................................................   $  (188,607)   $   (26,017)

  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ..........................       130,907        123,636
        Deferred compensation ..................................         8,691          8,043
        Interest accrued-stockholder  advances .................        15,751         11,642
        Deferred income  taxes .................................      (136,576)       (29,000)
        Changes in assets and liabilities:
            Accounts receivable ................................      (370,657)       172,931
            Inventory ..........................................      (164,850)       413,028
            Prepaid expenses and other current assets ..........      (145,157)      (110,901)
            Other assets .......................................       (38,967)        19,817
            Accounts payable ...................................        60,441       (701,192)
            Accrued expenses ...................................      (208,897)       (92,319)
                                                                    -----------    -----------
              Net cash used in operating activities ............     (1,037,921)      (210,332)
                                                                    -----------    -----------
Investing activities:
  Capital expenditures .........................................       (302,722)        (7,741)
                                                                    -----------    -----------
              Net cash used in investing activities ............       (302,722)        (7,741)
                                                                    -----------    -----------
Financing activities:
  Borrowings ...................................................        532,095      1,100,000
  Payments of long-term  debt ..................................       (166,733)      (217,187)
  Financing costs ..............................................        (27,646)      (287,877)
  Payments of deferred compensation ............................         (4,963)        (5,605)
                                                                    -----------    -----------
              Net cash provided by financing activities ........        332,753        589,331
                                                                    -----------    -----------
Net increase (decrease) in cash ................................     (1,007,890)       371,258
Cash, beginning of period ......................................      1,099,190        458,911
                                                                    -----------    -----------
Cash, end of period ............................................    $    91,300    $   830,169
                                                                    ===========    ===========
Supplemental disclosure:
  Cash paid during the period for:
      Income taxes .............................................    $     6,132    $     5,008
                                                                    ===========    ===========
      Interest .................................................    $   224,269    $   368,864
                                                                    ===========    ===========


                        ASD GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes of ASD Group, Inc. and subsidiaries (the "Company") contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 27, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 - PUBLIC OFFERING OF COMMON STOCK

        In May 1997, the Company completed an Initial Public Offering of 945,000 shares of common stock at $5.75 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $3,889,342. The net proceeds of the Offering were used primarily to repay certain indebtedness, increase staffing and purchase inventory and capital assets.

NOTE 3 - REFINANCING

        The Company intends to refinance its indebtedness to Bankers Trust Company (the "Bank") and secure a new credit facility with an increased borrowing limit. On May 31, 1996, the Company entered into an option agreement (as amended) with the Bank which will permit the Company to repay its existing indebtedness to the Bank at a discount of approximately $460,000, provided such option is exercised on or before November 30, 1997 (extended from September 30, 1997). Management of the Company believes that the Bank agreed to accept repayment of the Line of Credit at a discount in order to encourage the Company to find another source for its financial needs as the Bank no longer provides commercial lending on a short-term basis. There are no continuing obligations or conditions imposed upon the Company in connection with repayment of the line of credit. The Company is in negotiations with a financial institution to refinance its existing credit facility; however, there can be no assurance that the Company will be able to successfully conclude such negotiations.

NOTE 4 - INVENTORIES

        The components of inventories are as follows:

                   Raw materials . . . . . . .    $   543,242
                   Work-in-process . . . . . .      4,679,502
                                                  -----------
                                                  $ 5,222,744
                                                  ===========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        ASD Group, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent upon a small number of large companies, a limited history of profitability, dependence upon key personnel, need for future capital and dependence upon certain industries. Additionally, the Company is subject to the risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

        The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs.") The Company was formed in 1965 to provide design and engineering services to IBM's main frame computer development and manufacturing operations in New York's Hudson Valley ("IBM-Hudson Valley"). Over a 25-year period, the Company's relationship with IBM-Hudson Valley evolved to the point where by the mid-1980's the Company assembled, wired and tested a significant portion of IBM-Hudson Valley's main frame computers. IBM Hudson Valley became the Company's principal customer, providing over 90% of its revenues. Commencing in 1990, IBM-Hudson Valley's main frame sales began to decline due to the recession and the shift in technology to personal computer-based systems. In December 1992, IBM-Hudson Valley eliminated the use of substantially all main frame assembly vendors, including the Company. As a result, the Company had significant reductions in revenues and incurred substantial losses. Accordingly, during 1993 and 1994 the Company undertook a restructuring of its operations wherein it implemented a significant downsizing, re-engineered its operations and commenced intensive efforts to market its contract manufacturing services to other OEMs. While the IBM-Hudson Valley downsizing greatly affected the Company, management believes that its relationship with IBM-Hudson Valley permitted the Company to evolve into a vertically integrated contract manufacturer with a well disciplined quality control program.

        In May 1997, the Company completed an initial public offering (the "IPO") of 945,000 shares of Common Stock at $5.75 per share. A portion of the net proceeds of $3,890,000 were used to repay $1.1 million in principal amount of bridge notes (the "Bridge Notes") and $900,000 in principal amount of the Company's 10% Senior Secured Notes due June 30, 1999 (the "Secured Notes").

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1997 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1996

        For the three months ended September 26, 1997, the Company's net sales decreased by $684,000 or 15.3% to $3,798,000 from $4,482,000 for the three months ended September 27, 1996. The decrease in sales was, in part, a result of a continued reduction in volume of orders by two of the Company's largest customers, due to their inventory backlog. Delays in raising capital also adversely affected the Company's ability to obtain and fund new orders. Although the Company generated additional capital from the IPO, such capital was not received in time to affect results of operations for the quarter ended
September 26, 1997. Management believes, however, that such capital will have a positive effect on sales in subsequent quarters.

        Cost of goods sold for the three months ended September 26, 1997 decreased by $492,000 or 14.8% to $2,826,000 from $3,318,000 for the three months ended September 27, 1996. The decrease in cost of goods sold is primarily the result of the reduction of sales. Gross profit as a percentage of net sales decreased by .4% from 26.0% for the three months ended September 27, 1996 to 25.6% for the three months ended September 26, 1997. The decrease in gross profit as a percentage of sales reflects a change in project mix during the 1997 period.

        Selling, general and administrative expenses increased for the three months ended September 26, 1997 by $137,000 or 15.3% to $1,031,000 from $894,000 for the three months ended September 27, 1996. The increase in selling, general and administrative expenses is primarily the result of a change in the rate of overtime pay, additional insurance costs and legal and consulting fees related to post-IPO items. It is anticipated that certain of these additional expenses will be recurring

        Interest expense decreased for the three months ended September 26, 1997 by $82,000 or 23.0% to $274,000 from $356,000 for the three months ended September 27, 1996. The decrease in interest expense reflects a $2,000,000 reduction in debt. From the proceeds of the IPO, $2,000,000 was used to repay $1,100,000 of Bridge Notes and $900,000 of Senior Secured Notes.

        Benefit for income tax for the three months ended September 26, 1997 is $137,000 as compared to a benefit of $29,000 for the three months ended September 27, 1996. The Company realized a tax benefit from the loss during the periods ended September 26, 1997 and September 27, 1996.

        The Company incurred a loss before income tax and a net loss of $325,000 and $189,000, respectively, during the three months ended September 26, 1997, as compared to a loss before income tax and a net loss of $55,000 and $26,000, respectively, during the three months ended September 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

        Net cash used in operations was $1,038,000 for the three months ended September 26, 1997 as compared to $210,000 used in operations for the three months ended September 27, 1996. The increase in cash used in operations was the result of a higher loss from operations, an increase in accounts receivable and inventory and a decrease in accrued expenses. The increase in accounts receivable and inventory was the result of an increase in production and shipments that began in the last two weeks of the period and is expected to continue through the next quarter. Net cash provided by financing activities during the three months ended September 26, 1997 was $333,000. During this period, $532,000 was provided from borrowings, $167,000 of long-term debt was repaid, $28,000 of financing costs were incurred and payments of deferred compensation of $5,000 were made. Working capital increased to $4,810,000 at September 26, 1997 from $4,249,000 at September 27, 1996.

LINE OF CREDIT

        The Company's revolving bank line of credit (the "Line of Credit") currently permits borrowings of up to $3,730,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable and inventory. As of September 26, 1997, $3,400,000 was outstanding under the Line of Credit and the Company had $330,000 available for additional borrowings.

        The Line of Credit currently bears interest at the rate of 10.0% (prime plus 1.5 %). The Line of Credit is secured by a first lien on substantially all of the Company's assets other than a second lien on inventory. In addition, the Bank holds mortgages on two of the Company's properties, which mortgages had an aggregate principal balance of approximately $3,169,000 as of September 26, 1997. The Bank has extended to the Company an equipment line with an outstanding principal balance as of September 26, 1997 of $321,000. The equipment line is due December 31, 1997.

        The Company intends to refinance its indebtedness to the Bank and secure a new credit facility with an increased borrowing limit. On May 31, 1996, the Company entered into an agreement with the Bank which will permit the Company to repay its existing indebtedness to the Bank at a discount of approximately $460,000, provided such repayment is made on or before November 30, 1997. Management of the Company believes that the Bank agreed to accept repayment of the line of credit at a discount in order to encourage the Company to find another source for its financial needs as the bank no longer provides commercial lending on short-term basis. There are no continuing obligations or conditions imposed upon the Company in connection with the repayment of the line of credit. The Company is in negotiations with a financial institution to refinance its existing credit facility; however, there can be no assurance that the Company will be able to successfully conclude such negotiations.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 12, 1997, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (SEC File Number 333-7731). The offering of the securities registered pursuant to the Registration Statement commenced on May 13, 1997. The IPO terminated after the sale of 945,000 shares of the Company's Common Ctock, $.01 par value per share, for $5.75 per share. The managing underwriter for the IPO was H. J. Meyers & Co., Inc.

        In connection with the IPO, the Company incurred expenses of approximately $1,544,000. These expenses were in the form of direct or indirect payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. From the net proceeds of approximately $3,890,000, the Company has used approximately $2,800,000 for repayment of indebtedness, $1,000,000 for the purchase of materials and to increase staffing for the production of new projects, and approximately $90,000 for working capital. With the exception of payments to William Becker and Sanford Feld, persons beneficially owning more than 10% of the Company's securities, none of the payments from the proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

        (a)  Exhibits:

               (27) Financial Data Schedule (EDGAR Version only)

        (b) Reports on Form 8-K: none

                                 ASD GROUP, INC.

                                   SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

                                    By /S/ GARY HORNE
                                      ---------------------------------
                                           Gary Horne
                                           Chief Executive Officer


                                    By /S/ ROBERT A. LETTIERI
                                      ---------------------------------
                                           Robert A. Lettieri
                                           Chief Financial Officer

Date:   November 10, 1997

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27                  Financial Data Schedule