Form 10QSB
period 1997-12-26
ASD GROUP INC
filed 1998-02-09
CIK 1017875

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 26, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from_____to_____


                         Commission File Number 1-12873

                                 ASD GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

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

         Yes      |X|               No      |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of February 5, 1998 was 1,577,917.

Transitional Small Business Disclosure Format (check one):

         Yes  |_|            No  |X|


--------------------------------------------------------------------------------

                                 ASD GROUP, INC.
--------------------------------------------------------------------------------
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                DECEMBER 26, 1997
                                      INDEX

PART I                 FINANCIAL INFORMATION                                              PAGE
            Item 1.    Consolidated Financial Statements:
                       Consolidated Balance Sheet:
                       December 26, 1997 (unaudited).  . . . . . . . . . . . . . . . . .  3

                       Consolidated Statements of Operations (unaudited):
                       Six and three months ended December 26, 1997 and December 27,
                       1996.  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                       Consolidated Statements of Cash Flows (unaudited):
                       Six months ended December 26, 1997 and December 27, 1996. . . . .  5

                       Notes to Consolidated Financial Statements . . . . . . . . . . . . 6

            Item 2.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations . . . . . . . . . . . . . . . . . . . . . .  7

PART II                OTHER INFORMATION

            Item 2.    Changes in Securities and Use of Proceeds . . . . . . . . . . . . 11

            Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 11

SIGNATURES                                                                               12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 DECEMBER 26,
                                                                                    1997
                                                                                 ------------
                                    ASSETS
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    68,111
  Accounts receivable, less allowance for doubtful accounts of
    $263,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,339,338
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,387,592
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .         465,120
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . .          262,789
                                                                                 -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . .        9,522,950
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . .        4,733,786
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,664,174
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         642,874
                                                                                 -----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $16,563,784
                                                                                 ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt  . . . . . . . . . . . . . . .  . . . .       $1,679,196
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,872,479
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,192,315
                                                                                 -----------
         Total current liabilities. . . . . . . . . . . . . . . . . . . . .        4,743,990
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,279,265
Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .          311,404
                                                                                 -----------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       12,334,659
                                                                                 -----------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -
  Common stock, $.01 par value, 10,000,000 shares authorized,
       1,577,917 shares issued and outstanding . . . . . . . . . . . . . . .          15,779
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,206,892
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,454
                                                                                 -----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . .        4,229,125
                                                                                 -----------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .      $16,563,784
                                                                                 ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                     ----------------------------         ---------------------------
                                                     DECEMBER 26,     DECEMBER 27,        DECEMBER 26,    DECEMBER 27,
                                                        1997             1996                1997            1996
                                                        ----             ----                ----            ----
        Net sales . . . . . . . . . . . . . . .     $    9,634,806    $    8,209,844   $     5,836,874   $     3,728,069

        Cost of goods sold. . . . . . . . . . .          7,381,081         6,033,266         4,555,591         2,715,487
                                                    --------------    --------------   ---------------   ---------------

           Gross profit . . . . . . . . . . . .          2,253,725         2,176,578         1,281,283         1,012,582
                                                    --------------    --------------   ---------------   ---------------

       Operating expenses:

           Sales and marketing . . . . . . . . .           134,460            96,216            84,441            48,680

           General and administrative . . . . .          2,084,364         1,645,966         1,103,515           799,462
                                                    --------------    --------------   ---------------   ---------------

           Total operating expenses . . . . . .          2,218,824         1,742,182         1,187,956           848,142
                                                    --------------    --------------   ---------------   ---------------
        Income from operations  . . . . . . . .             34,901           434,396            93,327           164,440

        Other income  . . . . . . . . . . . . .            303,092            50,553           312,628            19,406

        Interest expense. . . . . . . . . . . .           550,924           766,137           276,888           410,017
                                                    --------------    --------------   ---------------   ---------------

              Income (loss) before income taxes          (212,931)         (281,188)           129,067         (226,171)

        Provision (benefit) for income taxes .            (89,431)         (118,000)            54,207          (89,000)
                                                    --------------    --------------   ---------------   ---------------
              NET INCOME (LOSS) . . . . . . . .     $    (123,500)   $     (163,188)  $         74,860   $     (137,171)
                                                    ==============   ===============  ================   ===============

        Net income (loss) per common share. . .     $        (.08)   $         (.26)  $            .05   $         (.22)
                                                     =============    ==============  ================   ===============

        Weighted average common shares
           outstanding  . . . . . . . . . . . .          1,577,917           632,917         1,577,917           632,917
                                                     =============    ==============  ================   ===============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                           -------------------------------
                                                                           DECEMBER 26,        DECEMBER 27,
                                                                              1997                1996
                                                                              ----                ----
          Operating activities:
            Net  loss  .  . . . . . . . . . . . . . . . . . . . . . . . .  $     (123,500)    $  (163,188)
            Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation  and  amortization . . . . . . . . . . . .          260,619         315,589
                  Provision (benefit)for doubtful accounts . . . . . .             100,000        (90,000)
                  Deferred compensation  . . . . . . . . . . . . . . . .            17,376          16,086
                  Interest accrued-stockholder advances . . . . . . . .             30,361          23,284
                  Increase in cash surrender value of life insurance policies    (285,000)               -
                  Deferred income taxes . . . . . . . . . . . . . . . .           (89,431)       (118,000)
                  Changes in assets and liabilities:
                      Accounts receivable  . . . . . . . . . . . . . . .       (1,263,936)         934,556
                      Inventory  . . . . . . . . . . . . . . . . . . . .         (329,698)         695,675
                      Prepaid expenses and other current assets. . . . .         (281,335)        (64,852)
                      Other assets . . . . . . . . . . . . . . . . . . .           (7,266)          22,219
                      Accounts payable . . . . . . . . . . . . . . . . .           636,798       (902,254)
                      Accrued expenses.  . . . . . . . . . . . . . . . .           349,891       (325,149)
                      Deferred revenues  . . . . . . . . . . . . . . . .                 -        (69,666)
                                                                           ---------------    ------------
                           Net cash (used in) provided by operating
                             activities . . . . . . . . . . . . . . . .           (985,121)        274,300
                                                                           ---------------    ------------
          Investing activities:
            Capital expenditures  .  . . . . . . . . . . . . . . . . . .         (321,147)         (7,741)
                                                                           ---------------    ------------
                          Net cash used in investing activities . . . .          (321,147)         (7,741)
                                                                           ---------------    ------------
          Financing activities:
            Borrowings.  .  . . . . . . . . . . . . . . . . . . . . . . .        7,376,500       1,100,000
            Payments of long-term debt . . . . . . . . . . . . . . . .         (6,968,900)     (1,042,825)
            Financing costs  . . . . . . . . . . . . . . . . . . . . . .         (117,154)       (315,698)
            Payments of deferred compensation  . . . . . . . . . . . . .          (15,257)        (15,164)
                                                                           ---------------    ------------
                        Net cash provided by (used in) financing activities        275,189       (273,687)
                                                                           ---------------    ------------
        Net decrease in cash . . . . . . . . . . . . . . . . . . . . .         (1,031,079)         (7,128)
          Cash, beginning of period . . . . . . . . . . . . . . . . . .          1,099,190         458,911
                                                                           ---------------    ------------
          Cash, end of period . . . . . . . . . . . . . . . . . . . . .    $        68,111     $   451,783
                                                                           ===============     ===========
          Supplemental disclosure:
            Cash paid during the period for:
                Income taxes . . . . . . . . . . . . . . . . . . . . . .   $        14,325     $     4,510
                                                                           ===============     ===========
                Interest  .  .  . . . . . . . . . . . . . . . . . . . . .  $       455,227     $   493,048
                                                                           ===============     ===========

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

NOTE 2 - PUBLIC OFFERING OF COMMON STOCK

         In May 1997, the Company completed an Initial Public Offering of 945,000 shares of common stock at $5.75 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The net proceeds of the Offering, after deducting applicable issuance costs and expenses, was approximately $3,890,000. The net proceeds of the Offering were used primarily to repay certain indebtedness, increase staffing and purchase inventory and capital assets.

NOTE 3 - REFINANCING

         On December 19, 1997, the Company completed a refinancing of its indebtedness and secured a new credit facility with an increased borrowing limit. The Company's new revolving line of credit with PNC Business Credit permits borrowings of up to $8,750,000 at prime plus 1/2% and expires on December 19, 2002 (the "Line of Credit"). The Line of Credit is secured by a first lien on the Company's assets. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable, inventory, machinery and equipment. As of December 26, 1997, $4,029,000 was outstanding under the line of credit and the Company had $4,721,000 available for additional borrowings. Approximately $3,800,000 of the Line of Credit was used to repay the existing revolving credit agreement and machinery and equipment loan with Bankers Trust Company. On that date, the Company entered into a three year term loan with Bankers Trust Company for $2,801,000 at 10%. The term loan is secured by a second lien on the Company's Assets. The three year term loan replaces the existing mortgage payable notes with Bankers Trust Company. On May 31, 1996, the Company entered into an agreement with Bankers Trust Company which will permit the Company to repay its indebtedness to Bankers Trust Company at a discount of approximately $460,000. Under the terms of such agreement with Bankers Trust Company, the discount will be earned when the unpaid principal balance of the three year term loan reaches $460,000.

NOTE 4 - INVENTORIES

         The components of inventories are as follows:

                      Raw materials . . . . . . . . . . .     $    572,917
                      Work-in-process . . . . . . . . . .        4,814,675
                                                              ------------
                                                              $  5,387,592
                                                              ============

NOTE 5 - OTHER INCOME

         Other income for the three months ended December 26, 1997 includes the recognition of $285,000 of cash surrender value life insurance policies from prior years that was not previously recorded by the Company. Such amount was borrowed against the cash surrender value by the Company and used to repay debt outstanding.

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

         In May 1997, the Company completed an initial public offering (the "IPO") of 945,000 shares of common stock at $5.75 per share. A portion of the net proceeds of approximately $3,890,000 were used to repay $2,000,000 of outstanding debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 1997 AS COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1996

         For the three months ended December 26, 1997, the Company's net sales increased by $2,109,000 or 56.6% to $5,837,000 from $3,728,000 for the three months ended December 27, 1996. The increase in sales was a result of the Company completing a $2,600,000 contract to manufacture equipment used in the production of fiber optics.

         Cost of goods sold for the three months ended December 26, 1997 increased by $1,841,000 or 67.8% to $4,556,000 from $2,715,000 for the three months ended December 27, 1996. The increase in cost of goods sold is primarily the result of the increase in sales. Gross profit as a percentage of net sales decreased by 5.2% from 27.2% for the three months ended December 27, 1996 to 22.0% for the three months ended December 26, 1997. The decrease in gross profit as a percentage of net sales reflects the lower gross profit percentage on the aforementioned $2,600,000 contract.

         Selling, general and administrative expenses increased for the three months ended December 26, 1997 by $340,000 or 40.1% to $1,188,000 from $848,000 for the three months ended December 27, 1996. The increase in selling, general and administrative expenses is primarily the result of a change in the rate of overtime pay, additional insurance costs and legal and consulting fees related to post initial public offering activities and retroactive pay adjustments. It is anticipated that certain of these additional expenses will be recurring.

         Other income for the three months ended December 26, 1997 increased by $294,000 to $313,000 from $19,000 for the three months ended December 27, 1996. The increase in other income was primarily the result of the recognition of $285,000 of cash surrender value life insurance policies from prior years that was not previously recorded by the Company.

         Interest expense decreased for the three months ended December 26, 1997 by $133,000 or 32.4% to $277,000 from $410,000 for the three months ended December 27, 1996. The decrease in interest expense reflects a net reduction in debt as a result of a portion of the proceeds of the initial public offering used to repay debt.

         Provision for income taxes for the three months ended December 26, 1997 is $54,000 as compared to a benefit of $89,000 for the three months ended December 27, 1996. The Company recorded a tax benefit from the loss during the period ended December 27, 1996.

         The Company incurred income before income tax benefit and net income of $129,000 and $75,000, respectively, during the three months ended December 26, 1997, as compared to a loss before income taxes and a net loss of $226,000 and $137,000, respectively, during the three months ended December 27, 1996.

SIX MONTHS ENDED DECEMBER 26, 1997 AS COMPARED TO SIX MONTHS ENDED DECEMBER 27, 1996

         For the six months ended December 26, 1997, the Company's net sales increased by $1,425,000 or 17.4% to $9,635,000 from $8,210,000 for the six months ended December 27, 1996. The increase in sales was a result of the Company completing a $2,600,000 contract to manufacture equipment used in the production of fiber optics. The increase in sales noted was partly offset by a reduction in orders by several of the Company's largest customers. Although the Company generated additional capital from the IPO, such capital was not received in time to affect results of operations for the early part of the six months ending December 26, 1997. Management believes, however, that such capital will have a positive effect on sales in subsequent quarters.

         Cost of goods sold for the six months ended December 26, 1997 increased by $1,348,000 or 22.3% to $7,381,000 from $6,033,000 for the six months ended
December 27, 1996. The increase in cost of goods sold is primarily the result of the increase of sales. Gross profit as a percentage of net sales decreased by 3.1% from 26.5% for the six months ended December 27, 1996 to 23.4% for the six months ended December 26, 1997. The decrease in gross profit as a percentage of sales reflects the lower gross profit percentage on the aforementioned $2,600,000 contract.

         Selling, general and administrative expenses increased for the six months ended December 26, 1997 by $477,000 or 27.4% to $2,219,000 from
$1,742,000 for the six months ended December 27, 1996. The increase in selling, general and administrative expenses is primarily the result of a change in the rate of overtime pay, additional insurance costs and legal and consulting fees related to post initial public offering activities and retroactive pay adjustments. It is anticipated that certain of these additional expenses will be recurring

         Other income for the six months ended December 26, 1997 increased by $252,000 to $303,000 from $51,000 six months ended December 27, 1996. The increase in other income was primarily the result of the recognition of $285,000 of cash surrender value life insurance policies from prior years that was not previously recorded by the Company.

         Interest expense decreased for the six months ended December 26, 1997 by $215,000 or 28.1% to $551,000 from $766,000 for the six months ended December 27, 1996. The decrease in interest expense reflects a net reduction in debt as a result of a portion of the proceeds of the initial public offering used to repay debt.

         Benefit for income taxes for the six months ended December 26, 1997 is $89,000 as compared to a benefit of $118,000 for the six months ended December 27, 1996. The Company recorded a tax benefit from the loss during the periods ended December 26, 1997 and December 27, 1996.

         The Company incurred a loss before income tax benefit and a net loss of $213,000 and $124,000, respectively, during the six months ended December 26, 1997, as compared to a loss before income taxes and a net loss of $281,000 and $163,000, respectively, during the six months ended December 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $985,000 for the six months ended December 26, 1997 as compared to $274,000 provided by operations for the six months ended December 27, 1996. The increase in cash used in operations was primarily the result of an increase in accounts receivable and inventory offset by an increase in accounts payable and accrued expenses. The increase in accounts receivable and inventory was the result of an increase in production and shipments. Net cash provided by financing activities during the six months ended December 26, 1997 was $275,000. During this period, $7,377,000 was provided from borrowings, $6,969,000 of long-term debt was repaid, $117,000 of financing costs were incurred and payments of deferred compensation of $15,000 were made. Working capital increased to $4,779,000 at December 26, 1997 from $3,238,000 at December 27, 1996.

REFINANCING

         On December 19, 1997, the Company completed a refinancing of its indebtedness and secured a new credit facility with an increased borrowing limit. The Company's new revolving line of credit with PNC Business Credit permits borrowings of up to $8,750,000 at prime plus 1/2% and expires on December 19, 2002 (the "Line of Credit"). The Line of Credit is secured by a first lien on the Company's assets. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable, inventory, machinery and equipment. As of December 26, 1997, $4,029,000 was outstanding under the Line of Credit and the Company had $4,721,000 available for additional borrowings. Approximately $3,800,000 of the line of credit was used to repay the existing revolving credit agreement, and machinery and equipment loan with Bankers Trust Company. On that date, the Company entered into a three year term loan with Bankers Trust Company for $2,801,000 at 10%. The term loan is secured by a second lien on the Company's Assets . The three year term loan replaces the existing mortgage payable notes with Bankers Trust Company. On May 31, 1996, the Company entered into an agreement with Bankers Trust Company which will permit the Company to repay its indebtedness to Bankers Trust Company at a discount of approximately $460,000. Under the terms of such agreement with Bankers Trust Company, the discount will be earned when the unpaid principal balance of the three year term loan reaches $460,000.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 12, 1997, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (SEC File Number 333-7731). The offering of the securities registered pursuant to the Registration Statement commenced on May 13, 1997. The IPO terminated after the sale of 945,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"), for $5.75 per share. The managing underwriter for the IPO was H. J. Meyers & Co., Inc.

         In connection with the IPO, the Company incurred expenses of approximately $1,544,000. These expenses were in the form of direct or indirect payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. From the net proceeds of approximately $3,890,000, the Company has used approximately $2,800,000 for repayment of indebtedness, $1,000,000 for the purchase of materials and to increase staffing for the production of new projects, and approximately $90,000 for working capital. With the exception of payments to William Becker and Sanford Feld, persons owning more than 10% of the Company's securities, none of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company.

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

                                            By /S/ GARY HORNE
                                               --------------------------------
                                                Gary Horne
                                                Chief Executive Officer

                                            By /S/ ROBERT A. LETTIERI
                                               --------------------------------
                                                Robert A. Lettieri
                                                Chief Financial Officer

Date:   February 9, 1998

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

27                         Financial Data Schedule