Form 10KSB/A
period 1997-06-27
ASD GROUP INC
filed 1998-04-14
CIK 1017875

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A

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


NET OPERATING LOSS CARRYFORWARDS

         As of June 27, 1997, the Company had a net operating loss ("NOL") for federal income tax purposes of approximately $4,900,000 which begins to expire in 2008, and no NOL for state income tax purposes. Although the Offering resulted in a "change of control" for federal tax purposes, the limitation on the Company's ability to utilize such NOL will not be significant. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company monitors the realizability of such assets and establishes a valuation allowance for all amounts that will not be realized. As of June 27, 1997, the total valuation allowance was $228,000.

RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the years ended June 30, 1996 and June 27, 1997, the Company's management determined that $285,000 of cash surrender value of life insurance policies attributable to prior years had not been recorded by the Company. As a result, the Company's consolidated financial statements have been restated from the amounts previously reported to reflect the recording of these assets. The significant effect of this restatement on the Company's consolidated financial statements was to increase retained earnings and other assets by $165,000 and $285,000, respectively, and to decrease the deferred tax asset by $120,000. The effect of the restatement on the results of operations for 1996 and 1997 was not material.

ITEM 7. FINANCIAL STATEMENTS

         The response to this item is incorporated by reference to pages F1-F13 herein.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ASD GROUP, INC.



Date: April 10, 1998                       By:/s/ GARY D. HORNE
                                              ---------------------------------
                                           Gary D. Horne, Chairman of the Board
                                            and Chief Executive Officer

                                 ASD GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report.................................................................... F-2

Consolidated Balance Sheet as of June 27, 1997 (As restated).................................... F-3

Consolidated Statements of Operations for the Years Ended June 27, 1997 and June 30, 1996....... F-4

Consolidated Statements of Stockholders' Equity for the Years Ended June 27, 1997 and
June 30,1996 (As restated)...................................................................... F-5

Consolidated Statements of Cash Flows for the Years Ended June 27 1997, and June 30, 1996....... F-6

Notes to Consolidated Financial Statements...................................................... F-7-F-13


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

         As discussed in Note 14, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP


Stamford, Connecticut
September 5, 1997
(October  7, 1997 as to Note 13 and February 25, 1998 as to Note 14)

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                     JUNE 27,
                                                                                      1997
                                                                                  (AS RESTATED,
                                                                                   SEE NOTE 14)
                                                                                   ------------
                                    ASSETS

Current assets:
  Cash .........................................................................   $ 1,099,190
  Accounts receivable, less allowance for doubtful accounts of
    $163,000 ...................................................................     2,175,402
  Inventory ....................................................................     5,057,894
  Prepaid expenses and other current assets ....................................       183,789
  Deferred tax asset ...........................................................       500,453
                                                                                   -----------
         Total current assets ..................................................     9,016,728
Property, plant and equipment, net .............................................     4,561,127
Deferred tax asset .............................................................     1,217,079
Other assets ...................................................................       915,583
                                                                                   -----------
Total assets ...................................................................   $15,710,517
                                                                                   ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt  ...........................................   $ 1,828,770
  Accounts payable .............................................................     1,235,682
  Accrued expenses .............................................................       842,424
                                                                                   -----------
         Total current liabilities .............................................     3,906,876
Long-term debt .................................................................     6,976,731
Deferred compensation ..........................................................       309,285
                                                                                   -----------
         Total liabilities .....................................................    11,192,892
                                                                                   ===========
Contingencies (Note 11)
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued ...............................................................          --
  Common stock, $.01 par value, 10,000,000 shares authorized,
     1,577,917 shares issued and outstanding ...................................        15,779
  Paid-in capital ..............................................................     4,206,892
  Retained earnings ............................................................       294,954
                                                                                   -----------
         Total stockholders' equity ............................................     4,517,625
                                                                                   -----------
Total liabilities and stockholders' equity .....................................   $15,710,517
                                                                                   ===========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED
                                       -----------------------------
                                           JUNE 27,       JUNE 30,
                                            1997            1996
                                       ------------    -------------

Net sales ..........................   $ 15,870,988    $ 26,111,896

Cost of goods sold .................     12,086,796      20,635,397
                                       ------------    ------------

 Gross profit ......................      3,784,192       5,476,499
                                       ------------    ------------

Operating expenses:

   Sales and marketing .............        186,888         251,036

   General and administrative ......      3,472,614       4,043,331
                                       ------------    ------------

     Total operating expenses ......      3,659,502       4,294,367
                                       ------------    ------------

     Income  from operations .......        124,690       1,182,132

Other income .......................         68,195         199,118

Interest expense ...................     (1,534,366)       (976,850)
                                       ------------    ------------

   Income (loss) before income taxes     (1,341,481)        404,400

Benefit for income taxes ...........       (564,584)         (3,000)
                                       ------------    ------------

   NET INCOME (LOSS) ...............   $   (776,897)   $    407,400
                                       ============    ============

Net income (loss) per common share .   $      (1.03)   $        .64
                                       ============    ============

Weighted average common shares
    outstanding ....................        751,041         632,917
                                       ============    ============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        PREFERRED STOCK         COMMON STOCK             PAID-IN    RETAINED
                                        SHARES   AMOUNT      SHARES        AMOUNT        CAPITAL    EARNINGS         TOTAL
                                        ------   ------  -----------    -----------  -----------   -----------    -----------
Balance, July 1, 1995, as previously
  reported ..........................   $ --     $--         632,917   $     6,329   $      --     $   499,451    $   505,780

Prior period adjustment (See Note 14)     --      --            --            --            --         165,000        165,000
                                        ------   -----   -----------   -----------   -----------   -----------    -----------
Balance, July 1, 1995 (as restated) .     --      --         632,917         6,329          --         664,451        670,780

Net income ..........................     --      --            --            --            --         407,400        407,400
                                        ------   -----   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 1996 (as restated)      --      --         632,917         6,329          --     $ 1,071,851    $ 1,078,180

Net loss ............................     --      --            --            --            --        (776,897)      (776,897)

Issuance of IPO shares ..............     --      --         945,000         9,450     3,879,892          --        3,889,342

Fair value of warrants issued .......     --      --            --            --         327,000          --          327,000
                                        ------   -----   -----------   -----------   -----------   -----------    -----------
Balance, June 27, 1997 (as restated)    $ --     $--       1,577,917   $    15,779   $ 4,206,892   $   294,954    $ 4,517,625
                                        ======   =====   ===========   ===========   ===========   ===========    ===========


                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     YEARS ENDED
                                                                             --------------------------
                                                                               JUNE 27,       JUNE 30,
                                                                                 1997           1996
                                                                             -----------    -----------
Operating activities:
  Net income (loss)  .....................................................   $  (776,897)   $   407,400
  Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Depreciation and amortization ....................................       699,350        383,449
        Provision (benefit) for doubtful accounts ........................        10,000        (45,030)
        Deferred compensation ............................................        32,171         29,790
        Interest accrued-stockholder advances ............................        50,259         43,117
        Deferred income taxes ............................................      (564,584)       (26,594)
        Gain on sale of plant ............................................          --         (166,734)
        Changes in assets and liabilities:
            Accounts receivable ..........................................       551,761        532,293
            Inventory ....................................................       896,677     (1,776,803)
            Prepaid expenses and other current assets ....................      (127,417)       125,309
            Other assets .................................................        68,580       (112,668)
            Accounts payable .............................................    (1,457,770)      (288,111)
            Accrued expenses .............................................      (359,804)      (323,192)
            Deferred revenues ............................................       (69,666)      (725,899)
                                                                             -----------    -----------
                 Net cash used in operating activities ...................    (1,047,340)    (1,943,673)
                                                                             -----------    -----------
Investing activities:
  Net proceeds from sale of plant ........................................          --          591,781
  Capital expenditures ...................................................       (97,693)      (171,790)
                                                                             -----------    -----------
                Net cash (used in) provided by investing activities ......       (97,693)       419,991
                                                                             -----------    -----------
Financing activities:
  Net proceeds from IPO ..................................................     3,889,342           --
  Borrowings .............................................................     1,250,000      3,464,355
  Payments of long-term debt .............................................    (3,169,626)    (1,312,206)
  Financing costs ........................................................      (160,433)      (502,644)
  Payments of deferred compensation ......................................       (23,971)       (23,834)
                                                                             -----------    -----------
                Net cash provided by financing activities ................     1,785,312      1,625,671
                                                                             -----------    -----------
Net increase in cash .....................................................       640,279        101,989
Cash, beginning of year ..................................................       458,911        356,922
                                                                             -----------    -----------
Cash, end of year ........................................................   $ 1,099,190    $   458,911
                                                                             ===========    ===========
Supplemental disclosure:
  Cash paid during the year for:
      Income taxes .......................................................   $     6,484    $    32,631
                                                                             ===========    ===========
      Interest ...........................................................   $ 1,132,354    $ 1,268,799
                                                                             ===========    ===========
  Notes exchanged for amounts owed to vendors ............................   $      --      $   198,403
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
                                          =========        ========


         A reconciliation of the income tax provision (benefit) to the amount computed using the Federal statutory rate as follows:

                                                        YEAR ENDED JUNE 30,
                                                  ----------------------------
                                                  JUNE 27,            JUNE 30,
                                                    1997                1996
                                                  --------            --------
Income tax at statutory rate................$    (456,103)      $      137,496
State income taxes and other (net of
    Federal benefit)........................     (108,481)              31,504
Release of valuation allowance..............            -             (172,000)
                                             ------------        -------------
                                            $    (564,584)      $       (3,000)
                                             ============        =============


         The net deferred tax asset consists of the following:

                                                JUNE 27,              JUNE 30,
                                                  1997                 1996
                                             ------------        -------------
Net operating loss carry forward........    $   2,050,197       $    1,490,582
Capital loss carryforward...............          228,333              228,333
Allowance for doubtful accounts.........           68,499              160,847
Deferred compensation...................          129,899              126,456
Accrued vacation........................           19,359               46,729
Accrued interest........................           76,595               55,487
Other...................................           44,471               77,122
Depreciation...... .....................         (671,488)            (684,275)
                                             ------------        -------------
                                                1,945,865            1,501,281
Valuation allowance.....................         (228,333)            (228,333)
                                             ------------        -------------
                                            $   1,717,532       $    1,272,948
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

         As of June 27, 1997, the Company has a Federal net operating loss carryforward of approximately $4,900,000 which begins to expire in 2008.

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

14. RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the years ended June 30, 1996 and June 27, 1997, the Company's management determined that $285,000 of cash surrender value of life insurance policies attributable to prior years had not been recorded by the Company. As a result, the Company's consolidated financial statements have been restated from the amounts previously reported to reflect the recording of these assets. The significant effect of this restatement on the Company's consolidated financial statements was to increase retained earnings and other assets by $165,000 and $285,000, respectively, and to decrease the deferred tax asset by $120,000. The effect of the restatement on the results of operations for 1996 and 1997 was not material.