Form 10QSB/A
period 1997-12-26
ASD GROUP INC
filed 1998-04-14
CIK 1017875

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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

                       Consolidated Statements of Operations (unaudited):
                       Six and three months ended December 26, 1997 (as restated)
                       and December 27, 1996.  .  . . . . . . . . . . . . . . . . . . . . 4

                       Consolidated Statements of Cash Flows (unaudited):
                       Six months ended December 26, 1997 (as restated)
                       and December 27, 1996. . . . . . . . . . . . . . . . . . . . . . . 5

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                DECEMBER 26,
                                                                                    1997
                                                                                ------------
                                    ASSETS
Current assets:
  Cash .....................................................................    $    68,111
  Accounts receivable, less allowance for doubtful accounts of
    $263,000 ...............................................................      3,339,338
  Inventory ................................................................      5,387,592
  Prepaid expenses and other current assets ................................        465,120
  Deferred tax asset .......................................................        262,789
                                                                                -----------
         Total current assets ..............................................      9,522,950
Property, plant and equipment, net .........................................      4,733,786
Deferred tax asset .........................................................      1,664,174
Other assets ...............................................................        642,874
                                                                                -----------
Total assets ...............................................................    $16,563,784
                                                                                ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ........................................    $ 1,679,196
  Accounts payable .........................................................      1,872,479
  Accrued expenses .........................................................      1,192,315
                                                                                -----------
         Total current liabilities .........................................      4,743,990
Long-term debt .............................................................      7,279,265
Deferred compensation ......................................................        311,404
                                                                                -----------
         Total liabilities .................................................     12,334,659
                                                                                -----------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued .........................................................           --
  Common stock, $.01 par value, 10,000,000 shares authorized,
       1,577,917 shares issued and outstanding .............................         15,779
  Paid-in capital ..........................................................      4,206,892
  Retained earnings ........................................................          6,454
                                                                                -----------
         Total stockholders' equity ........................................      4,229,125
                                                                                -----------
Total liabilities and stockholders' equity .................................    $16,563,784
                                                                                ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED              THREE MONTHS ENDED
                                                     ---------------------------    ---------------------------
                                                     DECEMBER 26,   DECEMBER 27,    DECEMBER 26,    DECEMBER 27,
                                                        1997           1996             1997           1996
                                                    (AS RESTATED,                   (AS RESTATED,
                                                     SEE NOTE 5)                     SEE NOTE 5)
                                                    ------------    -----------     ------------    -----------

        Net sales ..............................    $ 9,634,806     $ 8,209,844     $ 5,836,874     $ 3,728,069

        Cost of goods sold .....................      7,381,081       6,033,266       4,555,591       2,715,487
                                                    -----------     -----------     -----------     -----------

           Gross profit ........................      2,253,725       2,176,578       1,281,283       1,012,582
                                                    -----------     -----------     -----------     -----------

       Operating expenses:

           Sales and marketing .................        134,460          96,216          84,441          48,680

           General and administrative ..........      2,084,364       1,645,966       1,103,515         799,462
                                                    -----------     -----------     -----------     -----------

           Total operating expenses ............      2,218,824       1,742,182       1,187,956         848,142
                                                    -----------     -----------     -----------     -----------
        Income from operations .................         34,901         434,396          93,327         164,440

        Other income ...........................         18,092          50,553          10,813          19,406

        Interest expense .......................        550,924         766,137         276,888         410,017
                                                    -----------     -----------     -----------     -----------

              Loss before income taxes .........       (497,931)       (281,188)       (172,748)       (226,171)

        Benefit for income taxes ...............       (209,431)       (118,000)        (72,554)        (89,000)
                                                    -----------     -----------     -----------     -----------
              NET LOSS .........................    $  (288,500)    $  (163,188)    $  (100,194)    $  (137,171)
                                                    ===========     ===========     ===========     ===========

        Net loss per common share ..............    $      (.18)    $      (.26)    $      (.06)    $      (.22)
                                                    ===========     ===========     ===========     ===========

        Weighted average common shares
           outstanding .........................      1,577,917         632,917       1,577,917         632,917
                                                    ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                               -----------------------------
                                                                               DECEMBER 26,    DECEMBER 27,
                                                                                  1997            1996
                                                                               (AS RESTATED
                                                                                SEE NOTE 5)
                                                                               ------------    ------------
          Operating activities:
            Net loss ......................................................    $  (288,500)    $  (163,188)
            Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation  and  amortization .........................        260,619         315,589
                  Provision (benefit)for doubtful accounts ................        100,000         (90,000)
                  Deferred compensation ...................................         17,376          16,086
                  Interest accrued-stockholder advances ...................         30,361          23,284
                  Deferred income taxes ...................................       (209,431)       (118,000)
                  Changes in assets and liabilities:
                      Accounts receivable .................................     (1,263,936)        934,556
                      Inventory ...........................................       (329,698)        695,675
                      Prepaid expenses and other current assets ...........       (281,335)        (64,852)
                      Other assets ........................................         (7,266)         22,219
                      Accounts payable ....................................        636,798        (902,254)
                      Accrued expenses ....................................        349,891        (325,149)
                      Deferred revenues ...................................           --           (69,666)
                                                                               -----------     -----------
                           Net cash (used in) provided by operating
                             activities ...................................       (985,121)        274,300
                                                                               -----------     -----------
          Investing activities:
            Capital expenditures ..........................................       (321,147)         (7,741)
                                                                               -----------     -----------
                          Net cash used in investing activities ...........       (321,147)         (7,741)
                                                                               -----------     -----------
          Financing activities:
            Borrowings ....................................................      7,376,500       1,100,000
            Payments of long-term debt ....................................     (6,968,900)     (1,042,825)
            Financing costs ...............................................       (117,154)       (315,698)
            Payments of deferred compensation .............................        (15,257)        (15,164)
                                                                               -----------     -----------
                        Net cash provided by (used in) financing activities        275,189        (273,687)
                                                                               -----------     -----------
        Net decrease in cash ..............................................     (1,031,079)         (7,128)
          Cash, beginning of period .......................................      1,099,190         458,911
                                                                               -----------     -----------
          Cash, end of period .............................................    $    68,111     $   451,783
                                                                               ===========     ===========
          Supplemental disclosure:
            Cash paid during the period for:
                Income taxes ..............................................    $    14,325     $     4,510
                                                                               ===========     ===========
                Interest ..................................................    $   455,227     $   493,048
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
                                                              ============

NOTE 5 - RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the six months ended December 26, 1997, the Company's management determined that $285,000 of cash surrender value of life insurance policies attributable to prior years, that was recognized during the three and six months ended December 26, 1997, should have been recorded as a prior period adjustment. As a result, the Company's consolidated financial statements for the three and six months ended December 26, 1997 have been restated from the amounts previously reported to reflect the recording of these assets. The significant effect of this restatement on the Company's consolidated financial statements was to decrease other income by $285,000 and to increase the loss before income taxes, the net loss and the net loss per common share by $285,000, $165,000 and $.10, respectively.

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

RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the six months ended December 26, 1997, the Company's management determined that $285,000 of cash surrender value of life insurance policies attributable to prior years, that was recognized during the three and six months ended December 26, 1997, should have been recorded as a prior period adjustment. As a result, the Company's consolidated financial statements for the three and six months ended December 26, 1997 have been restated from the amounts previously reported to reflect the recording of these assets. The significant effect of this restatement on the Company's consolidated financial statements was to decrease other income by $285,000 and to increase the loss before income taxes, the net loss and the net loss per common share by $285,000, $165,000 and $.10, respectively.

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

         Benefit for income taxes for the three months ended December 26, 1997 is $73,000 as compared to a benefit of $89,000 for the three months ended December 27, 1996. The Company recorded a tax benefit from the loss during the periods ended December 26, 1997 and December 27, 1996.

         The Company incurred a loss income before income tax benefit and net loss of $173,000 and $100,000, respectively, during the three months ended December 26, 1997, as compared to a loss before income taxes and a net loss of $226,000 and $137,000, respectively, during the three months ended December 27, 1996.

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

         Benefit for income taxes for the six months ended December 26, 1997 is $209,000 as compared to a benefit of $118,000 for the six months ended December 27, 1996. The Company recorded a tax benefit from the loss during the periods ended December 26, 1997 and December 27, 1996.

         The Company incurred a loss before income tax benefit and a net loss of $498,000 and $288,000, respectively, during the six months ended December 26, 1997, as compared to a loss before income taxes and a net loss of $281,000 and $163,000, respectively, during the six months ended December 27, 1996.

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

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

         (a)  Exhibits:

                  (27) Financial Data Schedule (Edgar version only)

         (b)  Reports on Form 8-K: none

                                 ASD GROUP, INC.

                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the Registrant has caused this amendment to be signed on its behalf by the undersigned, therunto duly authorized.

                                            By /S/ GARY HORNE
                                               --------------------------------
                                                Gary Horne
                                                Chief Executive Officer


Date:   April 10, 1998

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

27                         Financial Data Schedule