Form 10QSB
period 1998-03-31
ASD GROUP INC
filed 1998-05-18
CIK 1017875

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from______to______

                         Commission File Number 1-12873
                                 ASD Group, Inc.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                      14-1483460
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 1 Industry Street, Poughkeepsie, New York 12603
          (Address of principal executive offices, including zip code)

                                 (914) 452-3000
                (Issuer's telephone number, including area code)

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

         Yes      [X]               No      [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of May 8, 1998 was 1,577,917.

Transitional Small Business Disclosure Format (check one):

         Yes      [ ]               No      [X]

================================================================================

                                 ASD GROUP, INC.
--------------------------------------------------------------------------------
                                   Form 10-QSB
                                Quarterly Report
                                 March 27, 1998
                                      Index


  Part I            FINANCIAL INFORMATION                                              Page
         Item 1.    Consolidated Financial Statements:
                    Consolidated Balance Sheet:
                    March 27, 1998  (unaudited).  . . . . . . . . . . . . . . . . . .  3

                    Consolidated Statements of Operations (unaudited):
                    Nine and three months ended March 27, 1998 and March 28,
                    1997,.  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                    Consolidated Statements of Cash Flows (unaudited):
                    Nine months  ended March 27, 1998 and March 28, 1997. . . . . . .  5


                    Notes to Consolidated  Financial Statements . . . . . . . . . . .  6

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

                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                  MARCH 27,
                                                                                    1998
                                                                                  ---------

                                    ASSETS
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   162,358
  Accounts receivable, less allowance for doubtful accounts of
    $263,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,571,567
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,226,420
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .         316,835
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . .          459,057
                                                                                 -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . .        7,736,237
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . .        4,686,255
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,762,398
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         688,767

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $14,873,657
                                                                                 ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt  . . . . . . . . . . . . . . .  . . . .      $ 8,210,725
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          701,958
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         973,851
                                                                                 -----------
         Total current liabilities. . . . . . . . . . . . . . . . . . . . .        9,886,534
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         851,933

Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .          313,460
                                                                                 -----------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       11,051,927
                                                                                 -----------
Stockholders' equity:

   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       none issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -
  Common stock, $.01 par value, 10,000,000 shares authorized,
       1,577,917 shares issued and outstanding . . . . . . . . . . . . . . .          15,779
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,206,892
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (400,941)
                                                                                 -----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . .        3,821,730
                                                                                 -----------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .      $14,873,657
                                                                                 ===========


                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                         -------------------------           --------------------------
                                                         MARCH 27,       MARCH 28,           MARCH 27,        MARCH 28,
                                                           1998            1997               1998              1997
                                                           ----            ----               ----              ----

        Net sales . . . . . . . . . . . . . . .    $    12,799,107   $    12,083,794   $     3,164,301   $     3,873,949

        Cost of goods sold. . . . . . . . . . .          9,999,724         8,994,085         2,618,643         2,960,819
                                                   ---------------   ----------------  ---------------   ---------------

           Gross profit . . . . . . . . . . . .          2,799,383         3,089,709           545,658           913,130
                                                   ---------------   ----------------  ---------------   ---------------

       Operating expenses:

        Sales and marketing . . . . . . . . . .            247,595           135,689           113,135            39,473

           General and administrative . . . . .          2,955,630         2,431,722           871,266           785,755
                                                   ---------------   ----------------  ---------------   ---------------

       Total operating expenses . . . . . . . .         3,203,225          2,567,411           984,401           825,228
                                                   ---------------   ----------------  ---------------   ---------------

        (Loss) Income from operations . . . . .          (403,842)           522,298         (438,743)            87,902

        Other income  . . . . . . . . . . . . .             32,401            59,698            14,309             9,145

        Interest expense. . . . . . . . . . . .            828,377         1,197,192           277,453           431,055
                                                   ---------------   ----------------  ---------------   ---------------

       Loss before income taxes . . . . . . . .        (1,199,818)         (615,196)         (701,887)         (334,008)

         Benefit for income taxes . . . . . . .          (503,923)         (257,983)         (294,492)         (139,983)
                                                   ---------------   ----------------  ---------------   ---------------

         NET LOSS . . . . . . . . . . . . . . .    $     (695,895)   $     (357,213)   $     (407,395)   $     (194,025)
                                                   ===============   ===============   ===============   ===============

         Net Loss per common share. . . . . . .    $         (.44)   $         (.56)   $         (.26)   $         (.31)
                                                   ===============   ===============   ===============   ===============

        Weighted average common shares
           outstanding  . . . . . . . . . . .            1,577,917           632,917         1,577,917           632,917
                                                   ===============   ===============   ===============   ===============



                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE  MONTHS ENDED
                                                                       --------------------------
                                                                       MARCH 27,        MARCH 28,
                                                                         1998             1997
                                                                         ----             ----



Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (695,895)    $  (357,213)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and  amortization. . . . . . . . . . . . . .         403,405         549,267
      Provision (benefit) for doubtful accounts . . . . . . . .         100,000         (90,000)
      Deferred compensation . . . . . . . . . . . . . . . . . .          26,061          24,129
      Interest accrued-stockholder advances . . . . . . . . . .          43,700          34,925
      Deferred income taxes . . . . . . . . . . . . . . . . . .        (503,923)       (257,983)
      Changes in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . .         503,835         715,002
        Inventory . . . . . . . . . . . . . . . . . . . . . . .        (168,526)        749,933
        Prepaid expenses and other current assets . . . . . . .        (148,046)       (150,684)
        Other assets. . . . . . . . . . . . . . . . . . . . . .         (14,287)         22,218
        Accounts payable. . . . . . . . . . . . . . . . . . . .        (533,724)       (901,450)
        Accrued expenses. . . . . . . . . . . . . . . . . . . .         131,427        (339,823)
        Deferred revenues . . . . . . . . . . . . . . . . . . .               -         (69,666)
                                                                    -----------     -----------
          Net cash used in operating activities . . . . . . . .        (855,973)        (71,345)

Investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . .        (349,366)        (47,671)
                                                                    -----------     -----------
          Net cash used in investing activities . . . . . . . .        (349,366)        (47,671)
                                                                    -----------     -----------
Financing activities:
  Borrowings.  .  . . . . . . . . . . . . . . . . . . . . . . .       7,574,969       1,100,000
  Payments of long-term debt. . . . . . . . . . . . . . . . . .      (7,061,513)       (793,771)
  Financing costs . . . . . . . . . . . . . . . . . . . . . . .        (223,063)       (407,314)
  Payments of deferred compensation . . . . . . . . . . . . . .         (21,886)        (21,413)
                                                                    -----------     -----------
          Net cash provided by (used in) financing activities           268,507        (122,498)
                                                                    -----------     -----------

Net decrease in cash. . . . . . . . . . . . . . . . . . . . . .        (936,832)       (241,514)
Cash, beginning of period . . . . . . . . . . . . . . . . . . .       1,099,190         458,911
                                                                    -----------     -----------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . .     $   162,358         217,397
                                                                    ===========     ===========
Supplemental disclosure:
  Cash paid during the period for:
      Income taxes. . . . . . . . . . . . . . . . . . . . . . .          14,758     $     6,484
                                                                    ===========     ===========
      Interest  .  .  . . . . . . . . . . . . . . . . . . . . .     $   598,511     $   699,455
                                                                    ===========     ===========



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

NOTE 3 - REFINANCING

         On December 19, 1997, the Company completed a refinancing of its indebtedness and secured a new credit facility with an increased borrowing limit. The Company's new revolving line of credit with PNC Business Credit permits borrowings of up to $8,750,000 at prime plus 1/2% and expires on December 19, 2002 (the "Line of Credit"). The Line of Credit is secured by a first lien on the Company's assets. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable, inventory, machinery and equipment. As of March 27, 1998, $4,212,000 was outstanding under the Line of Credit and based on the availability formula the Company had $145,000 available for additional borrowings. Approximately $3,800,000 of the Line of Credit was used to repay the existing revolving credit agreement, and machinery and equipment loan with Bankers Trust Company. On that date, the Company entered into a three year term loan with Bankers Trust Company for $2,801,000 at 10%. The term loan is secured by a second lien on the Company's assets . The three year term loan replaces the existing mortgage payable notes with Bankers Trust Company. On May 31, 1996, the Company entered into an agreement with Bankers Trust Company which will permit the Company to repay its indebtedness to Bankers Trust Company at a discount of approximately $460,000. Under the terms of such loan agreement with Bankers Trust Company, the discount will be earned when the unpaid principal balance of the three year term loan reaches $460,000.

         The loan agreements with both PNC Business Credit and Bankers Trust Company contain certain restrictive financial covenants. At March 27, 1998 the Company was not in compliance with the covenants of both PNC Business Credit and Bankers Trust Company loan agreements. Management of the Company has had and continues to have discussions with PNC Business Credit regarding the Company's lack of compliance and financing needs.

         Subsequent to March 27, 1998, the Company has entered into an agreement with PNC Business Credit providing the Company with an additional $200,000 over-advance which is due May 22, 1998. As of May 15, 1998 the Company has used $181,000 of the over-advance with $19,000 yet available. Without additional financing it is unlikely that on May 22, 1998 the Company will be able to repay the additional over-advance and meet all the Company's current operating obligations. The Company is currently seeking additional financing. In addition, the Company is exploring strategic alternatives, including a possible merger or acquisition, with a view to enhancing shareholder value. However, there is no guarantee that such efforts will be successful.

NOTE 4 - INVENTORY

         The components of inventory at March 27, 1998 are as follows:

                      Raw materials . . . . . . . . . . .     $    573,006
                      Work-in-process . . . . . . . . . .        4,653,414
                                                              ------------
                                                              $  5,226,420
                                                              ============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 28,
1997

         For the three months ended March 27, 1998, the Company's net sales decreased by $710,000 or 18.3% to $3,164,000 from $3,874,000 for the three months ended March 28, 1997. The decrease in sales was due to a recent slowdown experienced by several large customers which resulted in the cutting back of orders.

         Cost of goods sold for the three months ended March 27, 1998 decreased by $342,000 or 11.6% to $2,619,000 from $2,961,000 for the three months ended
March 28, 1997. The decrease in cost of goods sold is primarily the result of the decrease in sales. Gross profit as a percentage of net sales decreased by 6.4% from 23.6% for the three months ended March 28, 1997 to 17.2% for the three months ended March 27, 1998. The decreased gross profit percentage was primarily due to the reduction in orders.

         Selling, general and administrative expenses increased for the three months ended March 27, 1998 by $159,000 or 19.3% to $984,000 from $825,000 for the three months ended March 28, 1997. The increase in selling, general and administrative expenses is primarily the result of a change in the rate of overtime pay, additional insurance costs and legal and consulting fees related to post initial public offering activities and retroactive pay adjustments. It is anticipated that certain of these additional expenses will be recurring.

         Interest expense decreased for the three months ended March 27, 1998 by $154,000 or 35.6% to $277,000 from $431,000 for the three months ended March 28, 1997. The decrease in interest expense reflects a net reduction in debt as a result of a portion of the proceeds of the initial public offering used to repay debt.

         Benefit for income taxes for the three months ended March 27, 1998 is $294,000 as compared to a benefit of $140,000 for the three months ended March 28, 1997. The Company recorded a tax benefit from the loss during the period ended March 27, 1998 and March 28, 1997.

         The Company incurred a loss before income tax benefit and net loss of $702,000 and $407,000, respectively, during the three months ended March 27, 1998, as compared to a loss before income taxes and a net loss of $334,000 and $194,000, respectively, during the three months ended March 28, 1997.

NINE MONTHS ENDED MARCH 27, 1998 AS COMPARED TO NINE MONTHS ENDED MARCH 28, 1997

         For the nine months ended March 27, 1998, the Company's net sales increased by $715,000 or 5.9% to $12,799,000 from $12,084,000 for the nine months ended March 28, 1997. The increase in sales was a result of the Company completing a $2,600,000 contract to manufacture equipment used in the production of fiber optics in the first six months of the fiscal year. The increase in sales noted was offset by a reduction in orders by several of the Company's largest customers.

         Cost of goods sold for the nine months ended March 27, 1998 increased by $1,006,000 or 11.2% to $10,000,000 from $8,994,000 for the nine months ended
March 28, 1997. The increase in cost of goods sold is primarily the result of the increase of sales. Gross profit as a percentage of net sales decreased by 3.7% from 25.6% for the nine months ended March 28, 1997 to 21.9% for the nine months ended March 27, 1998. The decrease in gross profit as a percentage of sales reflects the lower gross profit percentage on the aforementioned $2,600,000 contract and the reduction in orders.

         Selling, general and administrative expenses increased for the nine months ended March 27, 1998 by $636,000 or 24.8% to $3,203,000 from $2,567,000 for the nine months ended March 28, 1997. The increase in selling, general and administrative expenses is primarily the result of a change in the rate of overtime pay, additional insurance costs and legal and consulting fees related to post initial public offering activities and retroactive pay adjustments. It is anticipated that certain of these additional expenses will be recurring

         Interest expense decreased for the nine months ended March 27, 1998 by $369,000 or 30.8% to $828,000 from $1,197,000 for the nine months ended March 28, 1997. The decrease in interest expense reflects a net reduction in debt as a result of a portion of the proceeds of the initial public offering used to repay debt.

         Benefit for income tax for the nine months ended March 27, 1998 is $504,000 as compared to a benefit of $258,000 for the nine months ended March 28, 1997. The Company recorded a tax benefit from the loss during the periods ended March 27, 1998 and March 28, 1997.

         The Company incurred a loss before income tax benefit and a net loss of $1,200,000 and $696,000, respectively, during the nine months ended March 27, 1998, as compared to a loss before income taxes and a net loss of $615,000 and $357,000, respectively, during the nine months ended March 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operation was $856,000 for the nine months ended March 27, 1998 as compared to $71,000 used in operations for the nine months ended March 28, 1997. The increase in cash used in operations was primarily the result of the net loss incurred during the period. Net cash provided by financing activities during the nine months ended March 27, 1998 was $268,000. During this period, $7,575,000 was provided from borrowings, $7,062,000 of long-term debt was repaid, $223,000 of financing costs were incurred and payments of deferred compensation of $22,000 were made. Working capital decreased to $(2,150,000) at March 27, 1998 from $3,240,000 at March 28, 1997. The decrease in working capital is the result of the Company being in default on the loans due to PNC Business Credit and the Banker Trust Company resulting in the total amount due of $6,963,000 being reclassified to current liabilities.

REFINANCING

         The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable, inventory, machinery and equipment. As of March 27, 1998, $4,029,000 was outstanding under the Line of Credit and the Company had $4,721,000 available for additional borrowings.

         On December 19, 1997, the Company completed a refinancing of its indebtedness and secured a new credit facility with an increased borrowing limit. The Company's new revolving line of credit with PNC Business Credit permits borrowings of up to $8,750,000 at prime plus 1/2% and expires on December 19, 2002 (the "Line of Credit"). The Line of Credit is secured by a first lien on the Company's assets. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible accounts receivable, inventory, machinery and equipment. As of March 27, 1998, $4,212,000 was outstanding under the Line of Credit and based on the availability formula the Company had $145,000 available for additional borrowings. Approximately $3,800,000 of the Line of Credit was used to repay the existing revolving credit agreement, and machinery and equipment loan with Bankers Trust Company. On that date, the Company entered into a three year term loan with Bankers Trust Company for $2,801,000 at 10%. The term loan is secured by a second lien on the Company's assets . The three year term loan replaces the existing mortgage payable notes with Bankers Trust Company. On May 31, 1996, the Company entered into an agreement with Bankers Trust Company which will permit the Company to repay its indebtedness to Bankers Trust Company at a discount of approximately $460,000. Under the terms of such loan agreement with Bankers Trust Company, the discount will be earned when the unpaid principal balance of the three year term loan reaches $460,000.

         The loan agreements with both PNC Business Credit and Bankers Trust Company contain certain restrictive financial covenants. At March 27, 1998 the Company was not in compliance with the covenants of both PNC Business Credit and Bankers Trust Company loan agreements.

         Subsequent to March 27, 1998, the Company has entered into an agreement with PNC Business Credit providing the Company with an additional $200,000 over-advance which is due May 22, 1998. As of May 15, 1998 the Company has used $181,000 of the over-advance with $19,000 yet available. Without additional financing it is unlikely that on May 22, 1998 the Company will be able to repay the additional over-advance and meet all the Company's current operating obligations. The Company is currently seeking additional financing. However, there is no guarantee that such efforts will be successful.

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

                                            By /s/ GARY HORNE
                                               ---------------------------------
                                                   Gary Horne
                                                   Chief Executive Officer

Date:   May 18, 1998

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

27                  Financial Data Schedule