Form 10KSB
period 1998-06-26
ASD GROUP INC
filed 1998-10-09
CIK 1017875

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 26, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transaction period from____to____

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

                                 (914) 452-3000
              (Registrant's telephone number, including area code)

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

State issuer's revenues for its most recent fiscal year:   $14,298,745

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on October 6, 1998, was approximately $869,069.

As of October 6, 1998 there were 1,979,934 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------

                                 ASD GROUP, INC.
                                      INDEX

                                Table of Contents
                                     Part I

Item 1.   Description of Business ............................................ 1
Item 2.   Description of Property ............................................11
Item 3.   Legal Proceedings...................................................12
Item 4.   Submission of Matters to a Vote of Security Holders.................12

                               Part II

Item 5.   Market for Common Equity and Related Stockholder Matters............12
Item 6.   Management's Discussion and Analysis or Plan of Operation...........13
Item 7.   Financial Statements................................................19
Item 8.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................19

                              Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................20
Item 10.  Executive Compensation..............................................23
Item 11.  Security Ownership of Certain Beneficial Owners and Management......25
Item 12.  Certain Relationships and Related Transactions......................25
Item 13.  Exhibits and Reports on Form 8-K....................................27

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

                                     PART-I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs.") The Company specializes in the fabrication, assembly and testing of complex industrial products and non-invasive medical equipment. The Company manufactures complete systems, as well as assemblies, including printed circuit boards, cable and wire harnesses and other electro-mechanical assemblies. The Company complements its basic manufacturing services by providing its customers with a broad range of sophisticated product engineering and design services. Products manufactured by the Company range from automated test and production systems to less complex products such as sign plotting devices. Representative customers of the Company include ENI Technologies (a division of Astec America, Inc.), General Electric, Gerber Scientific Products, International Business Machines Corporation ("IBM"), U.S. Surgical, Motorola Corporation and the United States Postal Service.

         Downsizing by American industry, combined with rapid change, strong competition and increasingly shorter product life cycles in various industries, have made it considerably less attractive for OEMs to manufacture in-house, particularly low unit volume products or short cycle electronic products. As a result, many OEMs have adopted and are becoming increasingly reliant upon manufacturing outsourcing strategies and on contract manufacturers to satisfy their mainstream manufacturing requirements. Management of the Company believes that this trend will continue. According to reports by Technology Forecasters, Inc., growth in this industry is forecasted at 26% per year through 1999.

         The Company believes that its ability to produce high quality products and deliver them on a timely basis, combined with sophisticated engineering and manufacturing capabilities will result in an expansion of its relationships with existing customers and the addition of new customers. In addition, the Company's proprietary Production Operation Management ("POM") manufacturing software is an integral part of the Company's services as it assists the Company in controlling its manufacturing operations from estimating to shipping to billing. The POM manufacturing software is a real time system, which allows the Company to track specific projects as they move through the production cycle and to make adjustments as necessary in order to control costs and achieve higher levels of quality control and efficiencies.

         Notwithstanding what management believes to be a positive climate for contract manufacturers in the United States generally, the Company's sales were and continue to be adversely effected by the situation in the Asian markets. The Company has experienced a reduction in orders from several customers, principally those effected by the Asian market. These cancellations resulted in the Company regarding an inventory write-off. On June 26, 1998, the Company entered into a definitive agreement with a group of investors for a $1,900,000 capital infusion and agreements with its primary lenders to restructure the Company's debt. As a result of the capital infustion and debt restructuring, the Company recorded a $1,717,000 tax expense resulting from a one-time write-off of the previously established deferred tax asset which would not be utilized. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         While management has taken significant steps to improve the Company's financial condition, the Company's immediate cash requirements are significant. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings.

         The Company was incorporated in New York in May 1965 under the name Dutchess Design & Development, Inc. In July 1996, the Company was reincorporated in Delaware under its present name. The Company maintains its executive offices at 1 Industry Street, Poughkeepsie, New York 12603 and its telephone number is
(914) 452-3000.

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

         FOCUS RESOURCES. Because the electronics, industrial products and medical equipment industries are experiencing greater levels of competition and more rapid technological change, many OEMs are increasingly seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive design, assembly and turnkey manufacturing services, contract manufacturers allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

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

         IMPROVE INVENTORY MANAGEMENT AND PURCHASING POWER. OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can generally reduce production costs by using the procurement capabilities of the contract manufacturer. By utilizing a contract manufacturer's expertise in inventory management, OEMs can generally better manage inventory costs and increase their return on assets.

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

         INCREASE SALES FROM EXISTING CUSTOMERS AND ADD NEW CUSTOMERS. The Company plans to expand existing relationships and seek new customers in the markets it currently serves and in additional markets. The Company plans to increase the amount of sales to existing customers by devoting more time to these customers through an increased sales force and by offering improved and expanded services such as faster metal cutting machining centers, faster sheet metal punching equipment, expanded painting facilities and more rapid and less expensive testing procedures and equipment. While the Company has an on-going quality improvement program, the Company will intensify its efforts in educating its employees on the Company's quality requirements and in measuring its employees' conformance to these requirements. Additionally, the Company will improve on its monthly quality assurance technical audits in conformance with the international quality process specification and have an outside-certified auditor audit the quality management system every six months. The Company also intends to increase the frequency of its customer satisfaction surveys from quarterly to monthly. The Company is also planning to publish a newsletter quarterly to be mailed to customers. The Company plans to diversify its customer base by increasing its marketing efforts. The Company intends to do this by attending more trade shows, expanding the number of advertisements in trade journals, expanding the number of sales personnel, expanding the number of customers who receive direct mailings, and providing new sales literature, conducting interactive electronic presentations and enhancing its presentation on the Internet World Wide Web. The Company's objective is to obtain multiple customers in the markets it currently serves and in additional markets.

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

POM MANUFACTURING SOFTWARE

         The Company's proprietary POM manufacturing software is integral to the Company's operations. The POM manufacturing software tracks all of the Company's operations. As a result, the POM manufacturing software assists the Company in controlling costs and achieving higher levels of quality control and efficiencies.

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

INDUSTRIES AND PRODUCTS

         The following table lists the industries in which the Company expects to continue to conduct significant business during fiscal year ended June 25, 1999 ("Fiscal 1999") and the products for which the Company expects to provide manufacturing services (based on net sales for the fiscal year ended June 26, 1998 ("Fiscal 1998")).

INDUSTRY                           SPECIFIC PRODUCT OR PRODUCT COMPONENT
--------                           -------------------------------------

Computer...........................Chassis,  frames,  panels,  wire harness and cables,  jumpers,  test  equipment, process equipment
Information Processing.............Test equipment for copiers
Instrumentation....................Printed circuit cards for laser measurement instruments
Medical............................Power components for medical equipment; automated process equipment
Semiconductor......................Coating equipment; power components for semiconductor equipment; test equipment
Sign-Making........................Sub-systems for plotters
Transportation.....................Airport control components
Other..............................Parcel drop system,  control  systems for power  distribution;  printed  circuit boards for elevator control systems

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

         The Company's quality management system has been certified under ISO 9002, an international quality standard. The Company is in the process of being certified by Underwriters

Laboratories ("UL") as a UL approved panel manufacturer. The Company's cable and wire harnesses and assemblies are manufactured to Underwriters Laboratories and Canadian Standards Association specifications. The Company's printed circuit board manufacturing process has been certified by BBAC (a British communications equipment manufacturing quality specification).

CUSTOMERS, SALES AND MARKETING

         The Company serves a wide variety of markets, including the computer, computer peripherals, telecommunications, postal equipment, semiconductor, environmental, test equipment, process equipment, industrial equipment and other industries. Representative customers of the Company include ENI Technologies (a division of Astec America, Inc.), General Electric, Gerber Scientific Products, International Business Machines Corporation ("IBM"), U.S. Surgical, Motorola Corporation and the United States Postal Service. A majority of the Company's customers are located in the Northeast.

         For Fiscal 1998 the Company's five largest customers accounted for approximately 67.1% of net sales. Sales to ENI Technologies, Spectran Corporation, Olin Microelectronics, IBM, and Noisecom accounted for approximately 22.4%, 17.6%, 13.0%, 8.0%, and 6.1%, respectively, of the Company's net sales during Fiscal 1998. For the fiscal year ended June 27, 1997 ("Fiscal 1997"), the Company's five largest customers accounted for approximately 66% of net sales. Sales to ENI Technologies, Gerber Scientific Products, Lockheed Martin Corporation, International Business Machines and S&K Products International, Inc. ("S&K") accounted for approximately 22%, 13%, 11%, 10% and 10%, respectively, of the Company's net sales during Fiscal 1997. Accordingly, in addition to expanding existing relationships, the Company is pursuing a strategy of diversifying its customer base. Currently, the Company contacts potential customers through participation at contract manufacturing shows, strategically placed advertisements, and direct mail campaigns which are then followed by telephone sales and visits from the Company's sales representatives. The Company also advertises over the Internet at its own website (asdgroup.com). The Company is expanding its marketing efforts by attending more trade shows, increasing the number of advertisements in trade journals, increasing the number of sales personnel, increasing the number of customers who receive direct mailings, and providing new sales literature and interactive electronic presentations. The Company's objective is to obtain multiple customers in the markets it currently serves and in additional markets.

COMPETITION

         The Company operates in a highly competitive environment and competes against numerous domestic and foreign manufacturers. The Company's competitors include SCI Systems, Inc., Solectron Corporation, Jabil Circuit, Inc., Avex Electronics Inc. (a privately-held company), Plexus Corp., DOVatron International, Inc., IEC Electronics Corp., Sanmina Corporation and Benchmark Electronics, Inc. In addition, the Company may encounter competition in the future from other large electronic manufacturers that are selling, or may begin to sell, contract manufacturing services. The Company may also face competition from the manufacturing operations of its current and prospective customers which the Company believes continually evaluate the merits of manufacturing products internally versus the merits of contract manufacturing.

         The Company believes that the primary basis of competition in its targeted markets are time to market, capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Management believes that it generally competes favorably with respect to each of these factors. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price. There can be no assurance that the Company can compete effectively with respect to these factors in the future.

BACKLOG

         The Company's backlog at June 26, 1998 was approximately $3,300,000. Backlog consists of firm purchase orders and commitments, which are to be filled within the next 12 months. However, since orders and commitments may be rescheduled or canceled, management of the Company believes that backlog is an inconclusive indicator of future financial performance.

         The level and timing of orders placed by the Company's customers may vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies and variations in demand for the customers' products resulting from, among other things, product life cycles, competitive conditions or general economic conditions. The Company's revenues are derived from customers who commit to firm purchase orders that provide for production requirements ranging from one year to one month in advance. The Company does not assess any additional fee or charge interest in connection with the financing of any customer orders other than what is included in its firm price. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.

SUPPLIERS

         The Company procures components from a broad group of suppliers, determined on an assembly-by-assembly basis. Some of the products and assemblies manufactured by the Company require one or more components that may be available from only a single source. Some of these components are allocated in response to supply shortages. The Company attempts to ensure the continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, the Company attempts to arrange for alternative sources of supply, where available, or defers planned production to meet the anticipated availability of the critical components. In some cases, supply shortages could substantially curtail production of all assemblies using a particular component. While the Company has not experienced material shortages in the recent past, such shortages could produce significant short-term interruptions of the Company's future operations. Some of the Company's material suppliers are Arrow Electronics, Avnet Group, Chapin & Bangs, Future Electronics, and Yard Metals. The Company currently has access to number of alternative suppliers if any such suppliers were to cease or materially decrease their business dealings with the Company.

         The Company does not maintain a large inventory of materials and does not place orders for materials unless required in response to a specific customer purchase order. If the Company does have any aged or obsolete inventory, it is written-off or reserved immediately.

INTELLECTUAL PROPERTY RIGHTS

         The Company regards its manufacturing processes, proprietary software and circuit designs as proprietary trade secrets and confidential information. To maintain the trade secrecy of its proprietary software, the Company relies largely upon a combination of trade secret laws, copyright laws, internal security systems and confidentiality procedures. Third parties may attempt to exercise alleged rights in any of the copyrights or other intellectual property rights established by the Company, and the Company's failure or inability to establish appropriate copyrights or to adequately protect any of its intellectual property rights, may have a material adverse affect on the Company.

GOVERNMENT REGULATION

         The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the work-place and the use, discharge and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to the Company. However, new or modified requirements, not presently anticipated, could be adopted creating additional expenses for the Company.

EMPLOYEES

         As of September 21, 1998, the Company employed 118 full time employees. The Company employs 44 people in finance, sales and administration; 67 people in manufacturing operations and 7 people in various engineering functions. Currently none of the Company's employees are members of a union. Management considers its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY



         The Company's principal operations are conducted in Poughkeepsie, New York, in an approximately 75,000 square foot plant situated on a 5.5-acre parcel of land. In addition, the Company owns a second 65,000 square foot plant in Poughkeepsie. These facilities are mortgaged in the amount of $2,751,000 as of June 26, 1998. During Fiscal 1999 the Company intends to refurbish and commence using this second plant, which is situated on a 4.9-acre parcel of land and which is currently inactive, and can be used for future expansion. The Company also owns approximately 55.76 acres of vacant land in Poughkeepsie. Management of the Company believes that the Company's facilities are sufficient for its current and reasonably anticipated operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Since May 14, 1997 the Company's common stock, $.01 par value ("Common Stock"), has been traded under the symbols "ASDG" on the Nasdaq SmallCap Market. The following table sets forth the high and low sale prices as furnished by The Nasdaq Stock Market, Inc. for the calendar quarter indicated:

1997                                                                                 HIGH               LOW
----                                                                                 ----               ---
Quarter ended June 27, 1997 (commencing May 14, 1997)...........................   $   5.75          $   4.80
Quarter ended September 26, 1997................................................   $   6.125         $   4.00
Quarter ended December 26, 1997.................................................   $   5.125         $   2.3125

1998
----

Quarter ended March 27, 1998....................................................   $   3.625         $   1.25
Quarter ended June 26, 1998.....................................................   $   1.875         $    .3125

         These bid prices are inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

HOLDERS

         As of October 5, 1998 there were approximately 13 holders of record of the Common Stock. The Company believes that the Common Stock is held by in excess of 350 beneficial holders.

DIVIDEND POLICY

         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment of cash dividends on the Common Stock will depend on the

Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors, as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 26, 1998, the Company entered into a definitive agreement with an investor group (the "Investors") for the sale of 392,017 shares of Common Stock, 329,999 shares of Series A Convertible Preferred Stock ("Series A Stock"), 330,779 shares of Series B Convertible Preferred Stock ("Series B Stock") and five-year warrants to purchase an additional 4,000,000 shares at an exercise price of $.75 per share. The purchase price paid by the Investors was $1,900,000 in aggregate. In connection with this transaction, the Company did not pay underwriting discounts or commissions.

         These shares were all issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering. Each recipient of shares delivered appropriate investment representations to the Company with respect thereto and consented to the imposition of restrictive legends upon the certificates evidencing the shares.

         The Series A Stock and Series B Stock will automatically convert upon stockholder approval into Common Stock at the rate of 10 shares of Common Stock for each share of Preferred Stock (subject to adjustment under certain circumstances). Upon and assuming conversion of the Preferred Stock, the Investors will own 7,000,000 shares of Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Part II, Item 7 of this report.

RESULTS OF OPERATIONS

         FISCAL 1998 AS COMPARED TO FISCAL 1997

         For Fiscal 1998, the Company's net sales decreased by $1,572,000 or 9.9% to $14,299,000 from $15,871,000 for Fiscal 1997. The decrease in sales was due to a recent slowdown experienced by several large customers, principally those effected by the Asian market, which resulted in the reduction of orders placed with the Company. Additionally, the lack of capital in the fourth quarter adversely affected the Company's ability to obtain and fund new orders as well as existing orders.

         Costs of goods sold for Fiscal 1998 increased by $1,902,000 or 15.7% to $13,989,000 from $12,087,000 for Fiscal 1997. The increase in cost of goods sold is primarily the result of an inventory adjustment of $2,100,000 as a result of two large customers reducing orders. Gross profit as a percentage of net sales decreased by 21.6% from 23.8% for Fiscal 1997 to 2.2% for

Fiscal 1998 primarily as a result of the inventory adjustments and reserves as well as a decrease in orders.

         Selling, general and administrative expenses increased for Fiscal 1998 by $957,000 or 26.1% to $4,617,000 from $3,660,000 for Fiscal 1997. The increase in selling, general and administrative expenses is primarily the result of increased resources expended in selling and marketing, an increase in the allowance for doubtful accounts, and professional and public company related fees and other expenditures not incurred in Fiscal 1997.

         Interest expense decreased for Fiscal 1998 by $303,000 or 19.8% to $1,231,000 from $1,534,000 for Fiscal 1997. The decrease in interest expense reflects a net reduction in debt as a result of a portion of the proceeds of the initial public offering being used to repay debt.

         Other income decreased for Fiscal 1998 by $47,000 or 69.1% to $21,000 from $68,000 for Fiscal 1997. The decrease in other income was primarily due to vendor refunds in Fiscal 1997 related to the prior year.

         Financial restructuring costs of $124,400 were incurred in Fiscal 1998 as a result of restructuring agreements entered into with the Company's three primary lenders. No such costs were incurred during Fiscal 1997.

         During Fiscal 1998, the Company reduced its Fiscal 1997 net deferred tax asset by $1,717,532. The total valuation allowance at June 26, 1998 of $652,941 reduces the net deferred tax asset to zero. This reduction was made in light of the significant loss recognized by the Company in Fiscal 1998 and the limitations on the usage of the existing net operating loss carryforwards resulting from the capital infusion by the Investors.

         An extraordinary gain from the financial restructuring was realized in Fiscal 1998 as a result of a settlement with the Noteholders who accepted $220,000 in cash and shares of convertible Preferred Stock and warrants in exchange for $1,210,000 in principal and interest owed. The difference between the amount owed to Noteholders and fair value of settlement was recorded as an extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

         GENERALLY

         The Company incurred a loss of $6,693,000 for Fiscal 1998. Sales for this period were relatively flat compared to the previous year due to significant cancellations in the third and fourth quarters of Fiscal 1998 by customers affected by problems in Asia. These cancellations resulted in the Company recording an inventory write-off of approximately $2,100,000, substantially reducing the gross profit for Fiscal 1998 as compared to Fiscal 1997. Although the Company was reorganized in June, 1998, with a $1,900,000 capital infusion and debt restructuring, the Company recorded a $1,717,000 tax benefit expense. This resulted from a one-time write-off of the previously established deferred tax asset which would not be utilized.

         RESTRUCTURING

         As previously disclosed, the Company's sales had been adversely affected by a reduction in orders by several customers, principally those effected by the Asian market. As a result, the Company was not in compliance with the covenants governing certain of the debt agreements and announced it was seeking additional financing. On June 26, 1998, the Company entered into a definitive agreement with the Investors for a $1,900,000 capital infusion and agreements with its primary lenders to restructure the Company's debt (the "Restructuring").

         The Investors purchased 392,017 shares of Common Stock (the "Shares"), 329,999 shares of Series A Stock, 330,799 shares of Series B Stock and five year warrants to purchase an additional 4,000,000 shares of Common Stock at an excise price of $.75 per share. The purchase price paid by the Investors was $1,900,000 in the aggregate.

         Upon receipt of stockholder approval of the Restructuring and an amendment to the Company's certificate of incorporation the (the "Capital Amendment") the Series A Stock and Series B Stock will convert into Common Stock at the rate of 10 shares of Common Stock for each share of Preferred Stock (subject to adjustment under certain circumstances). Upon and assuming conversion of the Preferred Stock, the Investors will own 7,000,000 shares of Common Stock and warrants to purchase an additional 4,000,000 shares of Common Stock. If stockholder approval of the Restructuring and the Capital Amendment is not obtained by June 26, 1999, the Investors will have the option, for a period of 90 days thereafter, to require the Company to repurchase the shares of Series A Stock and Series B Stock purchased by them at a price equivalent to the purchase price plus 12% per annum (prorated over the period such shares are outstanding).

         Holders of the Series A Stock and Series B Stock will be entitled to receive dividends, when, as and if declared by the Company's Board of Directors, at a rate of 6% and 4% per annum, respectively. Holders of the Series A Stock and Series B Stock have no voting rights. The Series A Stock and Series B Stock each has a liquidation preference of $10.00 per share.

         The Company's agreement with PNC Bank, with respect to the revolving line of credit with PNC Business Credit, provides that PNC Bank will keep the Company's existing credit facility in place at least through June 2000, with a one-year extension, provided that certain conditions are met and no events of default occur. PNC Bank also agreed not to charge a default rate of interest during the period in which the Company was not in compliance with the covenants of the loan agreement. In consideration for the foregoing, PNC Bank received warrants to purchase 100,000 shares of the Company's Common Stock exercisable at $1.75 per share.

         Bankers Trust Company was paid $250,000 at the closing in exchange for agreeing to defer the balance of the outstanding principal amount owed Bankers Trust until nine months from closing. The Company is not required to make payments of principal and interest to Bankers Trust during this period, although the amounts owed will continue to accrue interest. On March 26, 1999, Bankers Trust will either (i) be paid $1,500,000 in satisfaction of all amounts due, or
(ii) in exchange for a payment of $100,000, grant the Company another extension to September 26, 1999, at which time the Company will be required to pay Bankers Trust $1,500,000 in satisfaction for all amounts due. If Bankers Trust is not paid in full by such time, the total outstanding indebtedness reverts back to approximately $2,751,000, the current amount owed, plus any accrued but unpaid interest.

         A group of private noteholders (a "Noteholder Group") agreed to convert $880,000 of debt into Series C Convertible Preferred Stock ("Series C Stock"). The Series C Stock will be convertible, upon receipt of stockholder approval, into 734,610 shares of Common Stock. In addition, the Noteholder Group exchanged their existing warrants to purchase 534,783 shares of Common Stock at an exercise price $2.73 per share for warrants to purchase 418,711 shares of Common Stock at an exercise price of $1.50 per share. The financing would have triggered anti-dilution provisions in the existing warrants thereby reducing the exercise price.

         In addition to the foregoing, holders of outstanding warrants to purchase an aggregate of 123,750 shares of Common Stock at $2.69 per share agreed to exchange these warrants for new warrants for the purchase of 400,000 shares of Common Stock at $1.50 per share. The financing would have triggered anti-dilution provisions of the outstanding warrants resulting in such warrants representing the right to purchase at least 478,198 shares at an exercise price of $.77 per share.

         The conversion of the Series A Stock, the Series B Stock and the Series C Stock (collectively, the "Convertible Preferred Stock") and the exercise of the newly issued warrants are subject to approval by the stockholders of the Company of the Restructuring and the Capital Amendment. The Company has agreed to prepare and file, as soon a practicable after the closing, a proxy statement with respect to a meeting of stockholders to approve the terms of the Restucturing and such Capital Amendment.

         The Company agreed to file with the U.S. Securities and Exchange Commission (the "Commission") a registration statement registering the resale of the Shares, the Convertible Preferred Stock, the Common Stock into which the Convertible Preferred Stock is convertible, and the shares of Common Stock issuable upon the exercise of the Warrants (collectively, the "Registrable Securities") within 30 days of the date of the meeting of stockholders and to use its best efforts to cause such registration statement to become effective as soon as practicable. If the Company has not filed such registration statement by March 31, 1999, the holders of the Registrable Securities may, by written notice to the Company, demand the registration of the resale of the Registrable Securities. Upon the written request of the holders of the Registrable Securities, the Company must use its best efforts to effect the registration under the Securities Act of the Registrable Securities which it has been so requested to register. The Company also agreed to grant the holders of the Registrable Securities piggyback registration rights with respect to the Registrable Securities.

         With respect to this transaction, management received a fairness opinion from H. J. Meyers & Co., Inc. ("H. J. Meyers"), the underwriter of the Company's initial public offering. In exchange therefor, the Company paid H. J. Meyers a $25,000 fee and agreed to an amendment to the 94,500 underwriters' warrants currently held by H. J. Meyers to lower the exercise price from $8.3375 per share to $1.50 per share. In addition, H. J. Meyers received 10,000 shares of the Company's Common Stock.

         Catalyst Financial Corp., an investment banking firm ("Catalyst"), advised the Investors with respect to the transaction. The Investors were party to a financial advisory agreement with Catalyst in connection with the financing for the Company, the obligations of which were assumed by the Company. Pursuant thereto, the Company was to pay Catalyst approximately $118,000 (of which $103,000 has been paid and $15,000 is owing) and issued to Catalyst's designees warrants to purchase shares of Common Stock at an exercise price of $.35 per share. In addition, the Company has entered into a two-year advisory agreement with Catalyst pursuant to which Catalyst is paid $5,000 per month. Catalyst also has a right of first refusal with respect to future financing and a right to receive a finders' fee under certain circumstances.

         The Company's existing management was retained. However, the employment contracts of Gary D. Horne and Stanley F. Zuk, its Chairman and former President, respectively, were amended so that, among other things, such officers reduced their salaries by 50% until the Company becomes profitable. The term of the employment agreements was also changed from three years to one year.

         STATEMENTS OF CASH FLOW

         Net cash used in operations was $1,093,000 for Fiscal 1998 as compared to $1,071,000 used in operations for Fiscal 1997. The increase in cash used in operations was primarily the result of a net loss offset by decreases in accounts receivable, inventory and deferred income taxes. The inventory reduction was primarily the result of a write-off of inventory which resulted from two large customers reducing orders as well as the establishment of inventory reserves. Accounts receivable decreased as a result of lower sales at year-end. Net cash provided by financing activities during Fiscal 1998 was $96,000. This was primarily from borrowings on life insurance policies offset by financing costs. Working capital decreased to a deficiency of $127,000 at June 26, 1998 from a positive working capital of $4,767,000 at June 27, 1997.

         LIQUIDITY

         Notwithstanding the significant steps taken by management to restructure the Company's debt, the Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 1999. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings. The Investors have committed to the Company to fund the Company's working capital requirements through Fiscal 1999.

         The Company's line of credit with PNC Bank places restrictions on the Company's ability to obtain financing either through the offering of equity or incurrence of additional debt. No assurances can be given that additional funds will be available to the Company on acceptable terms, if at all. Additional financings may result in dilution to existing stockholders.

         In addition, the Company's annual and quarterly operating results may be affected by a number of factors, including the Company's ability to manage inventories, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of material costs versus labor. Manufacturing and overhead costs are also significant factors affecting the annual and quarterly operating results of the Company. Other factors include price competition, the ability to pass on excess costs to customers, the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Any one of these factors, or a combination thereof, could adversely affect the Company. The Company's primary pricing method is a fixed price, however, any costs in excess of original quotation or resulting from customer changes are typically passed on to the customer.

         In order to help with the negative operating cash flows, management of the Company plans a reduction of inventory and a reduction of costs combined with reduced spending in direct labor related areas and parts purchased for inventory. Also impacting the growth in inventory was a shift in scheduled shipments for a major customer. Once normal scheduling resumes, the Company intends to liquidate the excess inventory related to this customer. To accomplish a reduction of inventory, management of the Company has enhanced the features of the POM manufacturing software to allow management to parcel a large job into small production runs called Kits. The POM manufacturing software tracks the status of each Kit and allows management to modify each Kit in the same manner, as it is able to modify the entire job. Any modifications to Kits are sent to the Company's purchasing agents, expediters and suppliers. In addition, the Company's policies with its suppliers have been modified to require that purchase orders are not to be considered firm until 10 days within the date the materials are required to be delivered to the Company. The Company plans to achieve a labor cost reduction through improved efficiencies expected to result from improvements to the POM manufacturing software and new equipment to be purchased or leased.

         The Company anticipates that it will incur capital expenditures of approximately $250,000 during Fiscal 1999. Such expenditures will be primarily for facility upgrades including a clean room and computer upgrades for Year 2000 compliance. The Company intends to finance these capital expenditures through the funds raised or existing and anticipated capital resources.

NET OPERATING LOSS CARRYFORWARDS

         As of June 26, 1998, the Company had a net operating loss ("NOL") for federal income tax purposes of approximately $1,731,000 which begins to expire in 2006. The Restructuring resulted in a "change of control" for federal income tax purposes and limited the Company's ability to utilize such NOL. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company monitors the realizability of such assets and establishes a valuation allowance for all amounts that will not be realized. As of June 26, 1998, the total valuation allowance was $652,941, which reduced the net deferred tax asset to zero.

YEAR 2000 READINESS

         The Year 2000 issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of its operations and could subject it to potentially significant legal liabilities.

         The Company has conducted an assessment of the Year 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the Year 2000 issue. The Company is in the process of updating much of its existing software for Year 2000 compliance by modifying existing internally developed software. The Company intends to hire outside consultants and acquire new and upgraded third party software packages to replace those currently used by the Company which cannot be modified.

         While the Company believes it has made substantial progress in resolving any Year 2000 issues, sufficient testing to date has not been completed to fully validate readiness. Additional testing is planned during Fiscal 1999 to reasonably ensure Year 2000 readiness. The Company is planning to complete all necessary Year 2000 upgrades of its systems in Fiscal 1999.

         The possibility exists that the Company could inadvertently fail to correct a Year 2000 problem. The Company believes the impact of such an occurrence would be minor, as substantial Year 2000 compliant equipment additions and upgrades have occurred in recent years. If such resolution does not occur, the Company believes it will be able to conduct its business, possibly at a reduced volume, using its already Year 2000 compliant server, and personal computer software until resolution occurs.

         The Company may also be affected by third-party suppliers or customers who have not modified their systems to adequately address the Year 2000 issue. While it has not already done so, the Company intends to survey its major customers and suppliers regarding their progress on resolving Year 2000 issues. It is contemplated that this survey will take place during the third and fourth quarters of Fiscal 1999.

         To date, Year 2000 readiness has cost the Company an estimated $30,000 (including upgrades to existing systems) and will cost approximately $100,000 in the aggregate to complete.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is incorporated by reference to pages F1-F16 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                                     AGE      POSITIONS
----                                     ---      ---------
Gary D. Horne**.....................     62       Chairman of the Board, Chief Executive Officer and Director
Peter C. Zachariou..................     37       President and Director
Robert W. Lichtman..................     69       Chief Operating Officer
Thomas H. Lenagh* **................     73       Director
Mark Karasick.......................     49       Director
Jay H. Solomont.....................     42       Director
Jan M. Winston* **..................     62       Director
Kevin E. Homon......................     43       Controller and Secretary

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

         PETER C. ZACHARIOU became the President and a director of the Company in June 1998. Since June 23, 1995 Mr. Zachariou has also held various positions with JR Consulting, Inc., a company with a class of securities traded on the Nasdaq OTC Electronic Bulletin Board(R); most recently Mr. Zachariou serves as the Chairman of the Board, President and Treasurer. For at least the preceding five years, Mr. Zachariou has been a private investor.

         ROBERT W. LICHTMAN has been Chief Operating Officer of the Company since June 1998. Prior to that, Mr. Lichtman was a Senior Vice President of Getzler & Co., Inc., a management consulting firm, for over five years.

         THOMAS H. LENAGH has been a director of the Company since August 1997. Mr. Lenagh was the Chairman and Chief Executive Officer of Greiner Engineering from 1984 to 1986. He also served as the Chairman of the Executive Committee of SCI Systems, Inc., from 1985 to 1994. Mr. Lenagh, an independent financial advisor since 1984, has also served in financial management positions of the Aspen Institute and Ford Foundation as well as on the Board of several corporations.

         MARK KARASICK became a director of the Company in June 1998. Mr. Karasick has been a private investor and syndicator, primarily in the real estate area, for at least the past five years. Mr. Karasick was initially involved ten years ago as a developer in Orange and Dutchess counties in New York. When the market declined, Mr. Karasick represented a number of individuals and entities on working out their troubled loans with their lenders and in managing their properties on an interim basis. During the past four years, Mr. Karasick has entered the real estate market as a principal and syndicator acquiring properties or mortgages, primarily office buildings in midtown Manhattan.

         JAY SOLOMONT became a director of the Company in June 1998. Mr. Solomont has been a private investor for at least the past five years. Prior to that, Mr. Solomont held various executive and general management positions with A/D/S group, one of the premier nursing home companies in the northeast region of the United States, until this company was sold to the multi-care group for approximately US $100,000,000. Mr. Solomont, along with his brothers, continues to own a group of assisted living facilities. Mr. Solomont's private investments include, but are not limited to, part ownership of a decorative art factory in the United States, ownership of several real estate properties in the United States and, along with his partners, ownership of the exclusive rights to develop IMAX Theaters in Israel.

         JAN M. WINSTON has been a director of the Company since August 1997. Mr. Winston was employed by IBM Corporation from 1963 to 1997. He has held executive and general management positions in computer development, marketing and finance. He has extensive experience in developing and marketing minicomputers, personal computers and software and frequently represented IBM in external negotiations. Mr. Winston was one of six senior managers who launched IBM's personal computer activity in the early 1980's. Most recently he led IBM activities in the development and sales of speech recognition systems.

         KEVIN E. HOMON has been the Controller of the Company since July 1997 and the Secretary of the Company since July 1998. Prior to joining the Company, Mr. Homon was Controller of York Hunter, Inc., a large construction management firm, from 1986 to 1997.

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

         The Company's compensation to non-employee directors consists of a fee of $4,000 per year of the Board of Directors and to provide non-employee directors with annual grants of stock options under the 1996 Plan to purchase 7,500 shares of Common Stock that will be vested at the end of each full year of service.

INDEMNIFICATION AGREEMENTS

         The Company has entered into or will enter into an indemnification agreement with each of its directors and executive officers. Each indemnification agreement provides or will provide that the Company will indemnify such person against certain liabilities (including settlements) and expenses actually and by him in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which he is, or is threatened to be, made a party by reason of his status as a director, officer or agent of the Company, provided that such director or executive officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director or executive officer will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.

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

         Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to Fiscal 1998, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements, with three exceptions. Mark Karasick became a director of the Company in June 1998. Kevin Homon became an officer of the Company in July 1998. Robert Lichtman became an officer of the Company in June 1998. The Form 3's for each of these individuals were not filed timely.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides information with respect to the compensation paid or accrued by the Company and all its subsidiaries to the Company's Chief Executive Officer, Vice President of Manufacturing and Engineering and President (collectively, the "Named Executive Officers") in all their capacities for Fiscal 1998, 1997 and 1996. No other executive officer of the Company received salary and bonus compensation in Fiscal 1998, 1997 and 1996 in excess of $100,000.

                                                            SUMMARY COMPENSATION TABLE
                                                            --------------------------

                                                                                                       LONG TERM
                                                  ANNUAL COMPENSATION                             COMPENSATION AWARDS
                                                  -------------------                             -------------------

                                                                                OTHER ANNUAL       SHARES UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR     SALARY      BONUS        COMPENSATION(1)        OPTIONS(#)
---------------------------                  ----     ------      -----        ---------------        ----------
Gary D. Horne,                               1998    $132,534       $0               $0                    0
Chairman and Chief Executive Officer         1997    $139,150       $0               $0                    0
                                             1996    $143,520       $0               $0                    0

Stanley F. Zuk,                              1998    $119,380       $0               $0                    0
Vice President of Manufacturing              1997    $138,400       $0               $0                    0
Engineering (2)                              1996    $135,320       $0               $0                    0

Peter C. Zachariou,                          1998       $0          $0               $0                    0
President  (3)

----------
(1) The table does not include amounts for personal benefits extended to Mr. Horne, Mr. Zuk, or Mr. Zachariou by the Company, such as health or life insurance. The Company believes that the incremental cost of such benefits to Mr. Horne, Mr. Zuk, or Mr. Zachariou during Fiscal 1998 through Fiscal 1996 did not exceed the lesser of $50,000 or 10% of his total annual salary and bonuses.
(2) Mr. Zuk resigned from his position as President and Chief Operating Officer effective June 26, 1998. Mr. Zuk continues to be employed by the Company in his capacity of Vice President of Manufacturing Engineering.
(3) Mr. Zachariou was appointed President of the Company on June 26, 1998.

EXECUTIVE EMPLOYMENT AGREEMENTS

         Effective June 26, 1998, the Company amended the employment agreements with each of Gary D. Horne and Stanley F. Zuk. The employment agreements provide for annual salaries initially set at $80,000 for Mr. Horne and $70,000 for Mr. Zuk, and which shall be automatically increased to full salary of $160,000 and $140,000 for Messrs. Horne and Zuk, respectively, when the Company posts three consecutive profitable months. The agreements are for one-year terms with options to renew for three additional one-year terms. The agreements also provide for annual cost-of-living adjustments.

         Effective June 29, 1998, the Company entered into a one-year agreement with Getzler & Co., Inc. ("Getzler"), pursuant to which Getzler would provide the services of Robert Lichtman and otherwise assist management with the Company's operations. Getzler is to be paid $200,000 per annum, payable monthly in advance on the first day of every month and 150,000 shares of the Company's Common Stock. In addition, Getzler agreed to purchase 100,00 shares of the Company's Common Stock for $.358 per share.

         In addition, on July 24, 1998, the Company agreed to compensate Mr. Zachariou for his services as President of the Company. Although no formal written agreement exists, the Board of Directors agreed that Mr. Zachariou would be paid $7,000 per month while serving as President of the Company.

         The Company has obtained key man insurance in the amount of $1,000,000 on the lives of each of Messrs. Horne and Zuk.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no grants of stock options made during the fiscal year ended June 26, 1998 to the Company's Named Executive Officers.

STOCK OPTIONS HELD AT END OF FISCAL 1998

         No stock options are currently held by the Company's Named Executive Officers as of June 26, 1998. No options were exercised by the Named Executive Officers during Fiscal 1998.

STOCK OPTION PLAN

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

         As of June 26, 1998, the Company has granted options under the 1996 Plan to purchase 50,000 shares of Common Stock to four persons, including options to purchase 5,000 shares of Common Stock to Gregory Horne, options to purchase 15,000 shares of Common Stock to Ken Kreuser (subsequently cancelled in Fiscal 1999), options to purchase 15,000 shares of Common Stock to Thomas H. Lenagh, and options to purchase 15,000 shares of Common Stock to Jan M. Winston. Such options will expire ten years from the date of grant. No options were exercisable at June 26, 1998.

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

                                                                                         PERCENT
NAME AND ADDRESS                                           NUMBER OF SHARES            BENEFICIALLY
OF BENEFICIAL OWNER (1)                               BENEFICIALLY OWNED (2)(3)           OWNED
-----------------------                               -------------------------           -----
Peter C. Zachariou...................................          392,017                    18.8%
Gary D. Horne (4)....................................          197,407                     9.5%
Robert W. Lichtman...................................             0                         0%
Stanley F. Zuk.......................................          109,322                     5.3%
Thomas H. Lenagh.....................................             0                         0%
Jan M. Winston.......................................             0                         0%
Jay Solomont.........................................             0                         0%
Mark Karasick........................................             0                         0%
All directors and named executive officers
as a group (7 persons)...............................          604,424                    28.9%

----------
*     Less than 1%

(1) The business address of all directors and executive officers of the Company is c/o the Company, 1 Industry Street, Poughkeepsie, New York 12603.

(2) The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) For purposes of calculating beneficial ownership and voting power, shares of Common Stock underlying options, warrants and other rights to acquire Common Stock exercisable within 60 days are included.

(4) Represents shares of Common Stock held by Gary D. Horne and Martha L. Horne, his wife, but does not include shares of Common Stock beneficially owned by Gregory Horne, his son, and Marion L. Horne Turcot, his daughter, for which Mr. Horne disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVANCES FROM STOCKHOLDER

         In order to assist the Company with meeting its working capital needs, Gary D. Horne has periodically advanced funds to the Company. Such advances, including interest at the rate of 8% per annum, aggregated $754,137 at June 26, 1998. A portion of this indebtedness is evidenced by an Amended and Restated Promissory Note dated as of November 28, 1997, in the amount of $658,557. This Amended and Restated Promissory Note bears interest at the rate of 9 1/2% per annum and provides that interest shall be payable monthly commencing January 1, 1998. The principal sum plus all accrued interest shall be payable monthly commencing January 1, 2001, with the entire principal balance due January 1, 2003. The remainder of this indebtedness is evidenced by a Promissory Note dated as of June 26, 1998, in the amount of $82,000. This Promissory Note accrues interest at the rate of 8%. Principal and interest payments of $10,000 shall be payable monthly commencing July 15, 1998 and until the month after the Company has three consecutive quarters of profitability. The Company is in default with respect to these payments.

DEFERRED COMPENSATION AGREEMENTS

         In January 1993, the Company entered into Deferred Compensation Agreements with John Halik and James Yesian, two co-founders and former employees of the Company. Pursuant to the Deferred Compensation Agreements, the Company agreed to pay $450,000 in deferred compensation over a 15-year period.

TRANSACTIONS WITH NETCOMP, INC.

         The Company purchases computers, computer supplies and services from Netcomp, which operates the ComputerLand franchise in Poughkeepsie, New York. Netcomp is owned by Gary D. Horne and Stanley F. Zuk. Purchases from Netcomp aggregated approximately $134,000 and $135,000 during Fiscal 1998 and Fiscal 1997, respectively.

APPROVAL OF AFFILIATED TRANSACTIONS

         All transactions between the Company and its directors, executive officers and principle stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of the independent outside directors of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBIT NO.     DESCRIPTION
   -----------     -----------

         3.1      Certificate of Incorporation. (1)
         3.2      Bylaws.(1)
         4.1      Specimen Certificate of Common Stock. (1)
         4.2 Form of Representative's Warrant Agreement including Form Representative's Warrants.(1)
         4.3 Intentionally omitted. 4.4 Form of Special Warrant to Purchase Common Stock of Registrant.(1)
         4.5 Form of 10% Original Issue Discount Promissory Note Issued to BlueStone Investors.(1)
         4.6      Form of Warrant Certificate Issued to BlueStone Investors.(1)
         10.1     1996 Stock Option Plan.(1)
         10.2 Restated Line of Credit Loan and Security Agreement dated as of December 28, 1995 between Automatic Systems Developers, Inc.; High Technology Computers, Inc. and Poughkeepsie Savings Bank, FSB.(1)(2)
         10.3 Second Amended Modification, Extension, Spreader and Assumption Agreement dated as of December 28, 1995 between Automatic Systems Developers, Inc. and Poughkeepsie Savings Bank, FSB.(1)
         10.4 Second Amended Modification, Extension, Spreader and Assumption Agreement dated as of December 28, 1995 between the Registrant; Automatic Systems Developers, Inc. and Poughkeepsie Savings Bank, FSB.(1)
         10.5     Option Agreement dated as of May 31, 1996 by and among
                  Banker's Trust Company and the Registrant.(1)
         10.6     Amendment to December 29, 1995 Purchase Agreement.(1)
         10.7     Employment Agreement between the Registrant and Gary D.
                  Horne.(1)(2)
         10.8 Employment Agreement between the Registrant and Stanley F. Zuk.(1)(2)
         10.9 Form of Financial Advisory and Consulting Agreement between the Registrant and the Representative.(1)
         10.10 Amendment dated April 2, 1997 to Option Agreement dated as of May 31, 1996 by and among Bankers Trust Company and the Registrant.(1)
         10.11 Form of Indemnification Agreement dated May 12, 1997 between the Registrant and its executive officers and directors.(2)
         10.12 Securities Purchase Agreement dated as of June 26, 1998 by and among the Registrant, the parties listed on Schedule 1 to the Agreement and Gary D. Horne.(3)
         10.13 Agreement dated as of June 26, 1998 by and among Automatic Systems Developers, Inc.; High Technology Computers, Inc.; the Registrant; the financial institutions which are now or hereafter become a party to the Credit Agreement; and PNC Bank, National Association.(3)
         10.14 Option and Forbearance Agreement dated as of June 26, 1998 by and among Bankers Trust Company; Automatic Systems Developers, Inc. and the Registrant.(3)
         10.15 Form of Agreement with holders of: (i) 10% senior promissory note due June 19, 1998 and/or (ii) warrants to purchase Common Stock.(3)

   EXHIBIT NO.     DESCRIPTION
   -----------     -----------

         10.16 Form of Letter Agreement with holders of warrants to purchase an aggregate of 122,750 shares of the Registrant Common Stock.(3)
         10.17 Amendment to Employment Agreement between the Registrant and Gary D. Horne.
         10.18 Amendment to Employment Agreement between the Registrant and Stanley F. Zuk.
         21.1     List of Subsidiaries of the Registrant.(1)
         27.1     Financial Data Schedule.
----------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-7731).
(2) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended June 27, 1997.
(3) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed July 9, 1998

         (b) Reports on Form 8-K- The Company filed a Current Report on Form 8-K on July 9, 1998.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 8, 1998              ASD GROUP, INC.

                                    By:   /s/ GARY D. HORNE
                                       -----------------------------------------
                                          Gary D. Horne, Chairman of the Board
                                          and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                             TITLE                                         DATE
               ---------                             -----                                         ----

/s/ PETER C. ZACHARIOU                       President and Director                           October 8, 1998
---------------------------------------
Peter C. Zachariou

/s/ GARY D. HORNE
---------------------------------------      Chairman of the Board and Chief                  October 8, 1998
Gary D. Horne                                Executive Officer (Principle
                                             Executive Officer)

/s/ KEVIN HOMON
---------------------------------------      Controller (Principle Financial and              October 8, 1998
Kevin Homon                                  Accounting Officer)


---------------------------------------      Director
Thomas H. Lenagh

/s/ JAN M. WINSTON
---------------------------------------      Director                                         October 8, 1998
Jan M. Winston


---------------------------------------      Director
Jay Solomont

/s/ MARK KARASICK
---------------------------------------      Director                                         October 8, 1998
Mark Karasick

                                 ASD GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...................................................................F-2

Consolidated Balance Sheet as of June 26, 1998.................................................F-3

Consolidated Statements of Operations for the Years Ended June 26, 1998 and June
27, 1997.......................................................................................F-4

Consolidated  Statements of  Stockholders'  Deficiency  for the Years Ended June
26, 1998 and June 27, 1997.....................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended June 26, 1998
and June 27, 1997..............................................................................F-6

Notes to Consolidated Financial Statements.....................................................F-7-F-16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ASD Group, Inc.
Poughkeepsie, New York

         We have audited the accompanying consolidated balance sheet of ASD Group, Inc. and subsidiaries as of June 26, 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended June 26, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ASD Group, Inc. and subsidiaries as of June 26, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 26, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
October 5, 1998

                        ASD GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                  JUNE 26, 1998
                                                                                  -------------
Current assets:
  Cash..................................................................             $     4,904
  Accounts receivable, less allowance for doubtful accounts of
    $341,000............................................................                 897,681
  Inventory, less reserve of  $345,826..................................               3,042,897
  Prepaid expenses and other current assets.............................                 159,636
  Capital contribution receivable.......................................               1,900,000
                                                                                     -----------
         Total current assets...........................................               6,005,118
Property, plant and equipment, net......................................               4,576,889
Other assets............................................................                 205,969
                                                                                     -----------
Total assets............................................................             $10,787,976
                                                                                     ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

  Current portion of long-term debt.....................................             $ 3,832,238
  Accounts payable......................................................               1,451,897
  Accrued expenses......................................................                 847,721
                                                                                     -----------
         Total current liabilities......................................               6,131,856
Long-term debt..........................................................               4,433,493
Deferred compensation...................................................                 320,672
                                                                                     -----------
         Total liabilities..............................................              10,886,021
                                                                                     -----------
Commitments and contingencies (See Notes)
Stockholders' deficiency:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 734,259
     convertible shares issued and outstanding..........................               1,909,000
   Common stock, $.01 par value, 10,000,000 shares authorized,
     1,979,934 shares issued and outstanding............................                  19,799
  Paid-in capital.......................................................               4,370,872
  Deficit...............................................................              (6,397,716)
                                                                                     -----------
         Total stockholders' deficiency.................................                 (98,045)
Total liabilities and stockholders' deficiency..........................             $10,787,976
                                                                                     ===========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEARS ENDED
                                                                           -----------------------------------------
                                                                                 JUNE 26,          JUNE 27,
                                                                                   1998              1997
                                                                                 --------          --------

       Net sales...............................................              $ 14,298,745         $ 15,870,988
       Cost of goods sold......................................                13,988,630           12,086,796
                                                                             ------------         ------------
          Gross profit.........................................                   310,115            3,784,192
                                                                             ------------         ------------

   Operating expenses:
       Sales and marketing.....................................                   311,981              186,888
       General and administrative..............................                 4,304,791            3,472,614
                                                                             ------------         ------------
          Total operating expenses.............................                 4,616,772            3,659,502
                                                                             ------------         ------------

          (Loss) income from operations........................                (4,306,657)              124,690
       Other income............................................                    20,901               68,195
       Interest expense........................................                (1,230,882)          (1,534,366)
       Financial restructuring costs...........................                  (124,000)                   -
                                                                             ------------         ------------

            Loss before income taxes and extraordinary gain....                (5,640,638)          (1,341,481)

       Income tax (expense) benefit............................                (1,717,532)              564,584
                                                                             ------------         ------------

             Loss before extraordinary gain....................                (7,358,170)            (776,897)

       Extraordinary gain from financial restructuring.........                   665,500                    -
                                                                             ------------         ------------

             NET LOSS..........................................              $ (6,692,670)        $   (776,897)
                                                                             ============         ============
       Net loss per basic and diluted common share:

       Loss before extraordinary gain..........................              $      (4.66)        $      (1.03)
       Extraordinary gain                                                             .42                    -
                                                                             ------------         ------------
       Net loss................................................              $      (4.24)        $      (1.03)
                                                                             ============         ============
       Weighted average common shares outstanding..............                 1,579,018              751,041
                                                                             ============         ============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                        PREFERRED STOCK            COMMON STOCK                         RETAINED
                                        ---------------            ------------           PAID-IN       EARNINGS
                                      SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL       (DEFICIT)           TOTAL
                                      ------       ------       ------       ------       -------       ---------           -----
Balance, July 1, 1996.........             -   $        -      632,917      $ 6,329    $        -      $ 1,071,851       $1,078,180

Net loss......................             -            -            -            -             -         (776,897)        (776,897)

Issuance of IPO shares........             -            -      945,000        9,450     3,879,892                -        3,889,342

Fair value of warrants issued              -            -            -            -       327,000                -          327,000
                                     -------   ----------   ----------      -------    ----------      -----------       ----------

Balance, June 27,1997.........             -            -    1,577,917       15,779     4,206,892          294,954        4,517,625

Net loss......................             -            -            -            -             -       (6,692,670)      (6,692,670)

Financial restructuring
(Note 4)......................       734,259    1,909,000      402,017        4,020       163,980                -        2,077,000
                                     -------   ----------   ----------      -------    ----------      -----------       ----------

Balance, June 26,1998.........       734,259   $1,909,000    1,979,934      $19,799    $4,370,872      $(6,397,716)      $  (98,045)
                                     =======   ==========    =========      =======    ==========      ===========       ==========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED
                                                                                   ---------------------------------------
                                                                                          JUNE 26,          JUNE 27,
                                                                                            1998              1997
                                                                                            ----              ----
          Operating activities:
            Net loss.............................................................       $ (6,692,670)   $    (776,897)
            Adjustments to reconcile net loss to net
                cash used in operating activities:
                  Depreciation and amortization..................................            771,431          699,350
                  Provision for doubtful accounts................................            178,000           10,000
                  Deferred compensation..........................................             34,747           32,171
                  Interest accrued-stockholder advances..........................             57,289           50,259
                  Deferred income taxes..........................................          1,717,532         (564,584)
                  Extraordinary gain from financial restructuring................           (665,500)               -
                  Inventory reserve..............................................            345,826                -
                  Changes in assets and liabilities:
                      Accounts receivable........................................          1,099,721          551,761
                      Inventory..................................................          1,669,171          896,677
                      Prepaid expenses and other current assets..................             42,788         (127,417)
                      Other assets...............................................            150,569           68,580
                      Accounts payable...........................................            216,215       (1,457,770)
                      Accrued expenses...........................................              5,297         (359,804)
                      Deferred revenues..........................................                  -          (69,666)
                      Payments of deferred compensation..........................            (23,360)         (23,971)
                                                                                        ------------    -------------

                           Net cash used in operating activities.................         (1,092,944)      (1,071,311)
                                                                                        ------------    -------------

          Investing activities:
            Capital expenditures ................................................            (97,378)         (97,693)
                                                                                        ------------    -------------

          Financing activities:
            Net proceeds from IPO................................................                  -        3,889,342
            Borrowings...........................................................          7,135,741        1,250,000
            Payments of long-term debt...........................................         (7,114,282)      (3,169,626)
            Financing costs......................................................           (229,058)        (160,433)
            Loans - life insurance policies......................................            303,635                -
                                                                                        ------------    -------------
                Net cash provided by financing activities........................             96,036        1,809,283
                                                                                        ------------    -------------
          Net (decrease) increase in cash........................................         (1,094,286)         640,279
          Cash, beginning of year................................................          1,099,190          458,911
                                                                                        ------------    -------------
          Cash, end of year......................................................       $      4,904    $   1,099,190
                                                                                        ============    =============

          Supplemental disclosures:
           Cash paid during the year for:
                Income taxes.....................................................       $      3,571    $       6,484
                                                                                        ============    =============
                Interest.........................................................       $    927,924    $   1,132,354
                                                                                        ============    =============
           Capital contribution receivable.......................................       $  1,900,000    $           -
                                                                                        ============    =============
           Debt converted upon financial restructuring...........................       $    880,000    $           -
                                                                                        ============    =============
           Capital leases entered into...........................................       $    267,520    $           -
                                                                                        ============    =============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION

         ASD Group, Inc. ("ASD") and its wholly-owned subsidiaries ( the "Company") is a provider of contract manufacturing and engineering services to domestic original equipment manufacturers. The Company provides a wide range of services including product engineering and design, procurement, precision fabrication of sheet metal and machined parts, printed circuit board assembly, electro-mechanical assembly and functional testing.

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the consolidated accounts of ASD Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION--Sales are recorded as products are shipped or when services are rendered.

         FINANCING COSTS--During the years ended June 26, 1998 and June 27, 1997, the Company incurred $229,058 and $160,433, respectively, in connection with debt financings (see Note 6). These costs have been capitalized in other assets and are being amortized over the terms of the financings. Amortization of financing costs and the write-off of other long-term assets for the years ended June 26, 1998 and June 27, 1997 were $422,296 and $203,948, respectively.

         PROPERTY, PLANT, AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years. The net realizable value of the idle property approximates its carrying value.

         INVENTORY--Inventory, consisting of work-in-progress and raw materials of approximately $2,737,000 and $306,000, respectively, is stated at the lower of cost (first-in, first-out method) or market. Inventory that becomes obsolete because of customer required changes is written-off or reserved at the time the job is completed or when an engineering change is implemented.

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

Customers that accounted for 10% or more of the Company's net sales are as follows:

                                                              YEARS ENDED
                                                          ------------------
                                                          JUNE 26,  JUNE 27,
         CUSTOMER                                          1998       1997
         --------                                          ----       ----

         ENI Technologies....................               22%        22%
         Spectran Corporation................               18          -
         Olin Microelectronics...............               13          -
         International Business Machines.....                -         10
         S & K Products International, Inc...                -         10
         Lockheed Martin Corporation.........                -         11
         Gerber Scientific Products..........                -         13
                                                           ----      -----
                                                            53%        66%
                                                           ----      -----

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

         ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 123--In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         ADOPTION OF STATEMENT OF ACCOUNTING STANDARD NO. 128--In 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive common equivalent shares (common stock options and warrants) outstanding.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of the Company's credit facilities approximates fair value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         OTHER ASSETS - Included in other assets at June 26, 1998 is $5,391 cash surrender value of life insurance policies, net of outstanding loans in Fiscal 1998 of $303,635.

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

4.       FINANCIAL RESTRUCTURING

         On June 26, 1998, the Company entered into an agreement with an investor group (the "Investors") for a $1,900,000 capital infusion and entered into agreements with its primary lenders to restructure the Company's debt.

         The Investors purchased $1,900,000 of equity consisting of 392,017 unregistered shares of common stock, 329,999 shares of Series A Convertible Preferred Stock ("Series A Stock"), 330,799 shares of Series B Convertible Preferred Stock ("Series B Stock"), and five year warrants to purchase 4,000,000 shares of common stock at an exercise price of $.75 per share. The Series A Stock and Series B Stock will automatically convert, upon stockholder approval of the restructuring and an amendment to the Company's certificate of incorporation, into common stock at the rate of 10 shares of common stock for each share of preferred stock. Upon conversion of the Series A Stock and Series B Stock, the Investors will own 7,000,000 shares of common stock. Holders of the Series A Stock and Series B Stock will be entitled to receive dividends, when, as and if declared by the Company's Board of Directors, at a rate of 6% and 4% per annum, respectively. Holders of the Series A Stock and Series B Stock have no voting rights. The Series A Stock and Series B Stock each has a liquidation preference of $10.00 per share.

         As part of the financial restructuring, the Company reached agreements with its three primary lenders; PNC Bank ("PNC"), Bankers Trust Company ("BT"), and a group of private noteholders (the "Noteholders") to restructure its debt as follows:

1. PNC agreed to maintain the Company's existing line of credit through June 2000 (see Note 6), with a one year extension, provided certain conditions are met and no events of default occur. In consideration for the above, PNC received five year warrants to purchase 100,000 shares of common stock at $1.75 per share. The line of credit places restrictions on the Company's ability to obtain financing either through the offering of equity or by incurring additional debt.

2. BT was paid $250,000 to defer the outstanding principal amount owed to BT for nine months until March 1999. The Company will not make principal and interest payments to BT during this period, although the amounts owed will continue to accrue interest. In nine months,

BT will either (i) be paid $1,500,000 in satisfaction of all amounts due, or
(ii) in exchange for a payment of $100,000, grant the Company another extension to 15 months until September 1999 at which time the Company will be required to pay $1,550,000 in satisfaction for all amounts due. If BT is not paid in full by such time, the total outstanding indebtedness reverts back to approximately $2,751,000, the amount owed at June 26, 1998, plus any accrued but unpaid interest. The 100,000 warrants previously issued to BT (see Note 6) were canceled.

3. In settlement of $1,210,000 principal and interest owed to the Noteholders, the Company:

         a.       Paid $110,000,
         b.       Agreed to pay an additional $110,000 in June 1999,
         c. Issued 73,461 shares of Series C Convertible Preferred Stock on the same terms as the Series B Stock,
         d. Exchanged outstanding warrants to purchase 534,783 shares of common stock at $2.73 per share for five-year warrants to purchase 418,711 shares of common stock at $1.50 per share.

         The difference between the amount owed to the Noteholders and the fair value of the settlement is recorded as an extraordinary gain.

         In addition, holders of outstanding warrants to purchase 123,750 shares of common stock at $2.69 per share have agreed to exchange these warrants for five-year warrants for the purchase of 400,000 shares of common stock at $1.50 per share.

         With respect to this restructuring, the Company obtained a fairness opinion from the underwriter of the Company's initial public offering (the "Underwriter"). In exchange, the Company paid a $25,000 fee and amended the warrants to purchase 94,500 shares of common stock currently held by the Underwriter to lower the exercise price from $8.3375 per share to $1.50 per share. In addition, the Underwriter received 10,000 shares of common stock.

         The Company paid an investment banking firm that advised the Investors $118,000 and issued five year warrants to purchase 141,360 shares of common stock at $.35 per share.

         The above financial restructuring was fully funded by September 22, 1998 and has been given effect to in the accompanying consolidated financial statements. All securities issued by the Company have been recorded at fair value.

         The effect of the financial restructuring on the consolidated financial statements for the year ended June 26, 1998 is as follows:


                          PREFERRED STOCK            COMMON STOCK                       FINANCIAL
                          ---------------            ------------           PAID-IN    RESTRUCTURING  EXTRAORDINARY
                         SHARES     AMOUNT       SHARES         AMOUNT       CAPITAL       COSTS       GAIN (LOSS)
                         ------     ------       ------         ------       -------       -----       -----------
Investors               660,798  $1,718,000      392,017        $ 3,920     $178,080     $      -       $       -
Noteholders              73,461     191,000            -              -        7,000            -         792,000
BT                            -           -            -              -            -            -               -
Warrantholders                -           -            -              -        1,900        1,900               -
PNC                           -           -            -              -          500       29,000               -
Underwriter                   -           -       10,000            100        3,000       28,100               -
Investment Banker             -           -            -              -        8,500            -        (126,500)
Expenses                      -           -            -              -      (35,000)      65,000               -
                        -------  ----------      -------        -------     --------     --------      ----------
                        734,259  $1,909,000      402,017        $ 4,020     $163,980     $124,000      $  665,500
                        =======  ==========      =======        =======     ========     ========      ==========

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                             JUNE 26,
                                                               1998
                                                             --------



             Land........................................  $   563,937
             Buildings...................................    1,633,327
             Leasehold improvements......................      896,091
             Machinery and equipment.....................    3,103,139
             Automobiles.................................       47,955
                                                           -----------
                                                             6,244,449
             Less: accumulated depreciation..............    3,066,411
                                                           -----------
                                                             3,178,038
                                                           -----------
             Idle property:
               Land and building.........................    1,923,865
               Less: accumulated depreciation............      525,014
                                                           -----------
                                                             1,398,851
               Property, plant and equipment, net........  $ 4,576,889
                                                           ===========

         Machinery and equipment includes property under capital leases of $267,520. Amortization of assets under capital leases in Fiscal 1998 was $24,077 and is included in depreciation and amortization expense. Depreciation and amortization of property, plant and equipment was $349,135 and $273,382 during the years ended June 26, 1998 and June 27, 1997, respectively.

         Idle property represents facilities that are temporarily not being used in the Company's operations. The Company intends to use these facilities commencing in Fiscal 1999.

6.       LONG-TERM DEBT

         Long term debt consists of the following:

                                                                                         JUNE 26,
                                                                                           1998
                                                                                           ----
         Notes Payable-Noteholders......................................             $    220,000
         Revolving Line of Credit-PNC...................................                4,252,609
         Note Payable-Bankers Trust Company, interest at prime
           Plus 1.5%, due March 17, 1999, secured by second lien on
           Certain property.............................................                2,751,132
         Notes Payable-Stockholder, plus accrued interest at 8% or 9.5%,
           Payable in installments through January 1, 2003, in default..                  754,137
         Other, including capital leases of $235,394....................                  287,853
                                                                                     ------------
                                                                                        8,265,731
         Less: current portion..........................................                3,832,238
                                                                                     ------------
                                                                                     $  4,433,493
                                                                                     ============

         On December 19, 1997, the Company completed a refinancing of its indebtedness and secured a new credit facility with an increased borrowing limit to $8,750,000 with PNC Bank ("PNC"). In connection with the refinancing, the Company issued five year warrants to Bankers Trust Company to purchase 100,000 shares of common stock at $4.50 per share. The fair value of the warrants did not have a significant effect on the consolidated financial statements (see Note
4). The Company restructured it indebtedness with PNC on June 26, 1998 permitting borrowings up to $4,500,000 at prime plus .5% which expires on June 25, 2000 (the "Line of Credit") with a one year extension option. The Line of Credit is secured by a first lien on accounts receivable, inventory, and machinery and equipment. The amount available for borrowing under the Line of Credit is determined pursuant to a formula based upon eligible accounts receivable, inventory, and machinery and equipment. Included in the formula is an overadvance of $900,000 which will remain in place until February 26, 1999. Thereafter, $600,000 of the overadvance will be eliminated on a straight line amortized basis in 12 equal monthly installments and the remaining balance is payable on June 25, 2000. As of June 26, 1998, based on the availability formula, the Company did not have any additional availability for borrowings.

         The Line of Credit agreement contains certain restrictive covenants with respect to among others, capital expenditures, mergers and acquisitions, dividends, and additional indebtedness. In addition, the agreement requires that the Company satisfy certain financial covenants. As a result of the Company's results of operations for Fiscal 1998, the Company failed to satisfy certain financial covenants. However, the bank provided the Company a waiver of the existing and future financial covenant defaults.

         Annual principal payments, as adjusted for the amended maturities are as follows:

                    12 MONTHS ENDING
                          JUNE
                    ----------------

                           1999  ..............................    $3,832,238
                           2000  ..............................     4,316,121
                           2001  ..............................        47,394
                           2002  ..............................        48,162
                           2003  ..............................        21,816
                                                                   ----------
                                                                   $8,265,731
                                                                   ==========

         The prime rate at June 26, 1998 was 8.5 %.

7.       DEFERRED COMPENSATION

         The Company has a deferred compensation agreement with two former employees. The agreement requires the payment of $450,000 over a 15 year period. The obligations have been recorded at their net present value using a discount rate of 8%.

8.       STOCKHOLDERS' EQUITY

         In June 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of a maximum of 60,000 shares of common stock pursuant to the future grant to employees and others of incentive stock options and nonstatutory stock options. In connection with the Offering, the Company granted options to purchase 30,000 shares of common stock at $5.75 per share. The stock options vest in three annual installments commencing one year from the date of grant and will expire ten years from the date of grant.

         In August 1997, the Company granted 15,000 options at $5.75 per share. In June 1998, the Company canceled all existing options which were issued at $5.75 per share and granted 50,000 options at $ .50 per share. No options are exercisable at June 26, 1998.

         The following table sets forth the activity of the 1996 Plan for the years ended June 26, 1998 and June 27, 1997:


                                                         NUMBER OF      WEIGHTED AVERAGE
                                                          OPTIONS         EXERCISE PRICE
                                                          -------         --------------
             Outstanding at July 1, 1996                        -             $       -
                     Granted                               30,000                  5.75
                                                          -------
             Outstanding at June 27, 1997                  30,000                  5.75
                     Granted                               65,000                  1.71
                     Canceled                             (45,000)                 5.75
                                                          -------
             Outstanding at June 26 1998                   50,000             $     .50
                                                          -------

         The Company has determined that the proforma effect of the common stock options on compensation expense as required by SFAS No. 123 was less than $.01 per share.

9.       INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                                       YEARS ENDED
                                                              ------------------------------

                                                                 JUNE 26,         JUNE 27,
                                                                   1998              1997
                                                                 --------         --------
        Deferred:
            Federal...............................              1,310,391        (456,103)
            State.................................                407,141        (108,481)
                                                              -----------       ---------
                                                              $ 1,717,532       $(564,584)
                                                              ===========       =========

         A reconciliation of the income tax provision (benefit) to the amount computed using the Federal statutory rate as follows:

                                                                       YEARS ENDED
                                                              ------------------------------

                                                                 JUNE 26,         JUNE 27,
                                                                   1998              1997
                                                                 --------         --------
        Income tax at statutory rate.........................   $(1,691,547)     $  456,103)
        State income taxes and other (net of
            Federal benefit).................................       402,606        (108,481)
        Limitation on use of Federal NOL.....................     2,581,865               -
        Increase in valuation allowance......................       424,608               -
                                                                -----------      ----------
                                                                $ 1,717,532      $ (564,584)
                                                                ===========      ==========

         The net deferred tax asset consists of the following:


                                                                 JUNE 26,         JUNE 27,
                                                                   1998              1997
                                                                 --------         --------
            Net operating loss carryforwards..............       $588,416      $ 2,050,197
            Capital loss carryforwards....................        228,333          228,333
            Allowance for doubtful accounts...............        143,220           68,499
            Inventory.....................................        145,247                -
            Deferred compensation.........................        134,682          129,899
            Accrued interest..............................         94,700           76,595
            Other.........................................        (36,312)          63,830
            Depreciation..................................       (645,345)        (671,488)
                                                                 --------      -----------
                                                                  652,941        1,945,865
            Valuation allowance...........................       (652,941)        (228,333)
                                                                 --------      -----------
                                                                 $      -      $ 1,717,532
                                                                 =======       ===========

         Deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial statement purposes. Deferred tax assets at June 27, 1997 was reduced by a valuation allowance relating to the utilization of a capital loss carryforward which management believes more than likely will not be realized. As a result of the financial restructuring (see
Note 4), annual utilization of the Federal net operating loss carryforwards will be limited. As of June 26, 1998, the Company has Federal net operating loss carryforwards, after limitation, of approximately $1,731,000 which begin to expire in 2006. The Company wrote down the deferred tax asset to the maximum realizable value of $652,941. In addition, the Company also increased the valuation allowance by $424,608 to $652,941. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

10.      RELATED PARTY TRANSACTIONS

         The Company purchases computers, computer supplies and services from Netcomp, Inc., a company owned by certain stockholders of the Company. Purchases during the years ended June 26, 1998 and June 27, 1997 were approximately $134,000 and $135,000, respectively.

11.      PENSION PLAN

         The Company has a defined contribution plan covering all full time employees who have worked at least 1,000 hours during the plan year, who have one year of service, and are age twenty-one or older. The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974. There was no pension expense attributed to this plan for the years ended June 26, 1998 and June 27, 1997.

12.      COMMITMENTS AND CONTINGENCIES

         Effective June 29, 1998, the Company entered into a one year agreement with a management company to provide management assistance to the Company. The management company will be paid $200,000 per year and receive 150,000 shares of the Company's common stock. In addition, the management company agreed to purchase 100,000 shares of the Company's common stock at $.358 per share.

         The Company is a defendant in various lawsuits which arose in the normal course of business. In the opinion of management, none of the cases are expected to have a material effect on the consolidated financial statements of the Company.

13.      ADOPTION OF SFAS 131

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning in Fiscal 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments, if any, it will be required to disclose as a result of this statement.

14.      MANAGEMENT'S PLANS

         Notwithstanding the significant steps taken by management to restructure the Company's debt, the Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 1999. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings. The Investors have committed to the Company to fund the Company's working capital requirements through Fiscal 1999.

15.      FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of fiscal 1998, the Company recorded the following expense adjustments:

           Inventory reserves and write-off                        $ 2,152,754
           Deferred tax asset write-off and valuation allowance    $ 2,221,455

                                INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

10.17           Amendment to Employment Agreement between the Registrant and
                Gary D. Horne

10.18           Amendment to Employment Agreement between the Registrant and
                Stanley F. Zuk

27.1            Financial Data Schedule