Form 10QSB
period 1998-09-25
ASD GROUP INC
filed 1998-11-16
CIK 1017875

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 25, 1998

                            OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from _______ to _______

                         Commission File Number 1-12873

                                 ASD GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                     14-1483460
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                 1 INDUSTRY STREET, POUGHKEEPSIE, NEW YORK 12603
                    (Address of principal executive offices)

                                 (914) 452-3000
                           (Issuer's telephone number)


        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    [X]           No     [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of November 5, 1998 was 1,979,934.

Transitional Small Business Disclosure Format (check one):

        Yes [ ]       No [X]

================================================================================

                                 ASD GROUP, INC.
================================================================================

                                   FORM 10-QSB
                                QUARTERLY REPORT
                               SEPTEMBER 25, 1998
                                      INDEX



PART I               FINANCIAL INFORMATION                                  PAGE

            Item 1.  Consolidated Financial Statements......................3-5

                     Consolidated Balance Sheet:
                     September 25, 1998  (unaudited)........................3

                     Consolidated Statements of Operations (unaudited):
                     Three months ended  September  25, 1998 and
                     September 26, 1997.....................................4

                     Consolidated Statements of Cash Flows (unaudited):
                     Three months ended  September  25, 1998 and
                     September 26, 1997.....................................5

                     Notes to  Financial  Statements........................6-7

            Item 2.  Management's  Discussion  and  Analysis of  Financial
                     Condition and Results of Operations....................7-9

PART II              OTHER INFORMATION

            Item 2.  Changes in  Securities  and Use of Proceeds............10

            Item 3.  Defaults  Upon Senior  Securities......................10

            Item 6.  Exhibits  and Reports on Form 8-K......................10

SIGNATURE                                                                   11

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   SEPTEMBER 25,
                                                                       1998
                                                                    -----------
                             ASSETS

Current assets:
  Cash .......................................................      $    14,310
  Accounts receivable, less allowance for doubtful accounts of
    $341,000 .................................................          975,560
  Inventory, less reserve of $345,826  .......................        2,951,013
  Prepaid expenses and other current assets ..................          198,981
                                                                    -----------
         Total current assets ................................        4,139,864
Property, plant and equipment, net ...........................        4,516,567
Other assets .................................................          183,064
                                                                    -----------
Total assets .................................................      $ 8,839,495
                                                                    ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
  Current portion of long-term debt ..........................      $ 3,493,826
  Accounts payable ...........................................        1,323,680
  Accrued expenses ...........................................          732,441
                                                                    -----------
         Total current liabilities ...........................        5,549,947
Long-term debt ...............................................        3,848,197
Deferred compensation ........................................          330,055
                                                                    -----------
         Total liabilities ...................................        9,728,199
                                                                    -----------
Stockholders' deficiency:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, 736,759 convertible shares issued
      and outstanding ........................................        1,918,982
  Common stock, $.01 par value, 10,000,000 shares authorized,
       1,979,934 shares issued and outstanding ...............           19,799
  Paid-in capital ............................................        4,370,872
  Deficit ....................................................       (7,198,357)
                                                                    -----------
         Total stockholders' deficiency ......................      $  (888,704)
                                                                    -----------
Total liabilities and stockholders' deficiency ...............      $ 8,839,495
                                                                    ===========

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                          ----------------------------------
                                                          SEPTEMBER 25,        SEPTEMBER 26,
                                                              1998                 1997
                                                          ------------         -------------
 Net sales .......................................         $ 2,028,487          $ 3,797,932

 Cost of goods sold ..............................           1,561,942            2,825,490
                                                           -----------          -----------

  Gross profit ...................................             466,545              972,442
                                                           -----------          -----------

Operating expenses:

 Sales and marketing .............................              97,967               50,019

    General and administrative ...................             941,032              973,570
                                                           -----------          -----------

  Total operating expenses .......................           1,038,999            1,023,589
                                                           -----------          -----------

  Loss from operations ...........................            (572,454)             (51,147)

 Interest expense ................................             228,187              274,036
                                                           -----------          -----------

 Loss before income taxes ........................            (800,641)            (325,183)

  Benefit for income taxes .......................                --               (136,576)
                                                           -----------          -----------

  NET LOSS .......................................         $  (800,641)         $  (188,607)
                                                           ===========          ===========

   Net loss per  basic and diluted common share ..         $      (.40)         $      (.12)
                                                           ===========          ===========
Weighted average common shares
    outstanding ..................................           1,979,934            1,577,917
                                                           ===========          ===========

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                               --------------------------------
                                                               SEPTEMBER 25,        SEPTEMBER 26,
                                                                  1998                   1997
                                                               -------------        -------------
Operating activities:
  Net loss ...........................................         $  (800,641)         $  (188,607)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization ................              96,707              130,907
        Deferred compensation ........................               9,383                8,691
        Interest accrued-stockholder advances ........              33,430               15,751
        Deferred income taxes ........................                --               (136,576)
        Changes in assets and liabilities:
            Accounts receivable ......................             (77,879)            (370,657)
            Inventory ................................              91,884             (164,850)
            Prepaid expenses and other current assets              (39,345)            (145,157)
            Other assets .............................                --                (38,967)
            Accounts payable .........................            (128,217)              60,441
            Accrued expenses .........................            (115,280)            (208,897)
            Payments of deferred compensation ........                --                 (4,963)
                                                               -----------          -----------
                 Net cash used in operating activities            (929,958)          (1,042,884)
                                                               -----------          -----------
Investing activities:
  Capital expenditures ...............................             (13,480)            (302,722)
                                                               -----------          -----------
Financing activities:
  Proceeds from financial restructuring ..............           1,909,982                 --
  Borrowings .........................................              28,000              532,095
  Payments of long-term debt .........................            (985,138)            (166,733)
  Financing costs ....................................                --                (27,646)
                                                               -----------          -----------
                Net cash provided by
                  financing activities ...............             952,844              337,716
                                                               -----------          -----------
Net increase (decrease) in cash ......................               9,406           (1,007,890)
Cash, beginning of period ............................               4,904            1,099,190
                                                               -----------          -----------
Cash, end of period ..................................         $    14,310          $    91,300
                                                               ===========          ===========
Supplemental disclosure:
  Cash paid during the period for:
      Income taxes ...................................         $      --            $     6,132
                                                               ===========          ===========
      Interest .......................................         $   104,863          $   224,269
                                                               ===========          ===========

                        ASD GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes of ASD Group, Inc. and subsidiaries (the "Company") contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 26, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

            Certain account balances from the previous year presentation have been reclassified to conform to the current years presentation.

NOTE 2 - FINANCIAL RESTRUCTURING

        On June 26, 1998, the Company entered into an agreement with an investor group (the "Investors") for a capital infusion and entered into agreements with its primary lenders to restructure the Company's debt (the "Financial Restructuring").

        The Investors purchased $2,070,000 of securities consisting of 392,017 unregistered shares of common stock, 318,419 shares of series A Convertible Preferred Stock ("Series A Stock"), 330,799 shares of Series B Convertible Preferred Stock ("Series B Stock), and five year warrants to purchase 4,000,000 shares of common stock at an exercise price of $.75 per share. Of the capital raised as part of the Financial Restructuring, $1,910,000 was received in the three months ended September 25, 1998 and $160,000 was received thereafter.

        As part of the Financial Restructuring, the Company reached agreements with its three primary lenders; PNC Bank ("PNC"), Bankers Trust Company ("BT"), and a group of private noteholders (the "Noteholders") to restructure its debt as follows:

1. PNC agreed to maintain the Company's existing line of credit through June 2000 with a one year extension, provided certain conditions are met and no events of default occur.

2. BT was paid $250,000 for an option to pay off the obligations owed to BT at a discount in March 1999. The Company will not make principal and interest payments to BT during this period, although the amounts owed will continue to accrue interest. The Company also has the option to pay $100,000 in March 1999 for a six month extension of the option period.

3. Noteholders owed $1,210,000 settled for $220,000, 73,461 shares of Series C Convertible Preferred Stock and the exchange of warrants.

        The Financial Restructuring has been given effect to in the accompanying consolidated financial statements. All securities issued by the Company have been recorded at fair value.

NOTE 3 - INVENTORY

        THE COMPONENTS OF INVENTORY ARE AS FOLLOWS:

                 RAW MATERIALS................     $  304,230
                 WORK-IN-PROCESS..............      2,646,783
                                                   ----------
                                                   $2,951,013
                                                   ==========

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

        Notwithstanding what management believes to be a positive climate for contract manufacturers in the United States generally, the Company's sales were and continue to be adversely effected by the situation in the Asian markets. The Company has experienced a reduction in orders from several customers, principally those effected by the Asian market. These cancellations resulted in the Company recording an inventory write-off of $2,100,000, substantially reducing gross profit for the Company's fiscal year ended June 26, 1998 and the three months ended September 25, 1998 as compared to the prior periods. As a result of the Financial Restructuring, the Company recorded a $1,717,000 tax expense resulting from a one-time write-off of the previously established deferred tax asset which would not be utilized. While management has taken significant steps to improve the Company's financial condition, the Company's immediate cash requirements are significant. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 25, 1998 AS
COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1997

        For the three months ended September 25, 1998, the Company's net sales decreased by $1,770,000 or 46.6% to $2,028,000 from $3,798,000 for the three months ended September 26, 1997. The decrease in sales was primarily the result of a continued reduction in volume of orders by several large customers, principally those affected by the Asian market.

        Cost of goods sold for the three months ended September 25, 1998 decreased by $1,263,000 or 44.7% to $1,562,000 from $2,825,000 for the three months ended September 26, 1997. The decrease in cost of goods sold is primarily the result of the reduction of sales. Gross profit as a percentage of net sales decreased by 2.6% from 25.6% for the three months ended September 26, 1997 to 23.0% for the three months ended September 25, 1998. The decreased gross profit percentage was primarily due to the reduction in orders while a significant portion of the Company's cost are fixed.

        Selling, general and administrative expenses increased for the three months ended September 25, 1998 by $15,000 or 1.5% to $1,039,000 from $1,024,000 for the three months ended September 26, 1997. Selling expenses increased $48,000 due to additional sales force added to the staff. This was offset by a reduction of $33,000 in general and administrative expenses. The general and administrative expenses decreased slightly due to Management's attempts to reduce operations to the minimum core possible.

        Interest expense decreased for the three months ended September 25, 1998 by $46,000 or 16.8% to $228,000 from $274,000 for the three months ended September 26, 1997. The decrease in interest expense results from a net reduction in debt as a result of the restructuring on June 26, 1998.

        The Company did not recognize any benefit for income tax for the three months ended September 25, 1998 as compared to a benefit of $137,000 for the three months ended September 26, 1997.

        The Company incurred a loss before income tax and a net loss of $800,641 during the three months ended September 25, 1998, as compared to a loss before income tax and a net loss of $325,000 and $189,000, respectively, during the three months ended September 26, 1997 for the above reasons.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

        Net cash used in operations was $930,000 for the three months ended September 25, 1998 as compared to $1,043,000 used in operations for the three months ended September 26, 1997. The cash used in operations was the result of a loss for the three months ended September 25, 1998, a decrease in accounts payable and accrued expenses and an increase in accounts receivable, offset by a reduction in inventory. Net cash provided by financing activities during the three months ended September 25, 1998 was $953,000. During this period, $1,910,000 was provided from the Financial Restructuring, offset by payments of long-term debt of $985,000. Working capital decreased to a deficiency of $1,410,000 at September 25, 1998 from a positive working capital of $4,810,000 at September 26, 1997. The decrease in working capital is due to the decrease in inventory and a reclassification of the Bankers Trust note for $2,500,000 due March 1999 as a current liability. In addition, the Company is in default on the shareholder loans resulting in $777,000 being reclassified as current liabilities.

LINE OF CREDIT

        The Company's revolving bank line of credit (the "Line of Credit") currently permits borrowings of up to $4,500,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an overadvance by the bank of $900,000. As of September 25, 1998, $3,682,000 was outstanding under the Line of Credit and the Company had $170,000 available for additional borrowings. PNC Bank has agreed to keep the Company's existing credit facility in place at least through June 2000, with a one year extension, provided that certain conditions are met and no events of default occur.

YEAR 2000 READINESS

        The Year 2000 issue refers to a condition in the computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of its operations and could subject it to potentially significant legal liabilities.

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

        The Company may also be affected by third-party suppliers and customers who have not modified their systems to adequately address the Year 2000 issue. While it has not already done so, the Company intends to survey its major customers and suppliers regarding their progress on resolving Year 2000 issues. It is contemplated that this survey will take place during the third and fourth quarters of Fiscal 1999.

        To date, Year 2000 readiness has cost the Company an estimated $30,000 (including upgrades to existing systems) and will cost approximately $100,000 in the aggregate to complete.

               .






                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 26, 1998 the Company entered into an agreement with an investor group (the "Investors") for a capital infusion and entered into agreements with its primary lenders to restructure the Company's debt (the "Financial Restructuring). The securities sold to the Investors were sold pursuant to a private offering exemption under the Securities Act of 1933, as amended. During the quarter ended September 25, 1998 the Company received gross proceeds on $1,910,000 in connection with this financing. The Company incurred expenses of approximately $258,000. These expenses were in the form of direct or indirect payments to others and not direct or indirect payments to officers or directors of the Company or to persons owning more than 10% of any class of securities of the Company. From the net proceeds of approximately $1,652,000, the Company used approximately $770,000 for repayment of indebtedness and $882,000 for working capital. With the exception of the repayment of indebtedness to certain of the Company's stockholders, none of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        On August 10, 1998, the Company received notice that it was in default of the Credit Agreement dated December 18, 1997 between Automatic Systems Developers, Inc.; High Technology Computers; the Company; the financial institutions which are now or hereafter become a party to the Credit Agreement and PNC Bank, National Association, as amended by the Restructuring Agreement dated as of June 26, 1998. On October 6, 1998 the Company received a
Notice of Cure of Default.

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

                                           /s/ Peter C. Zachariou
                                           ----------------------------------
                                           Peter C. Zachariou
                                           President

                                           /s/ Kevin E. Homon
                                           ----------------------------------
                                           Kevin E. Homon
                                           Controller

Date:   November 16, 1998

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  27           Financial Data Schedule