Form 10KSB/A
period 1998-06-26
ASD GROUP INC
filed 1999-02-01
CIK 1017875

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


         Costs of goods sold for Fiscal 1998 increased by $1,902,000 or 15.7% to $13,989,000 from $12,087,000 for Fiscal 1997. The increase in cost of goods sold is primarily the result of an inventory adjustment of $2,100,000 as a result of two large customers reducing orders. The Company was carrying inventory that it expected to ship pursuant to purchase orders from customers. However, the requirements with respect to such purchase orders were either reduced or cancelled by the customers. Gross profit as a percentage of net sales decreased by 21.6% from 23.8% for Fiscal 1997 to 2.2% for

Fiscal 1998 primarily as a result of the inventory adjustments and reserves as well as a decrease in orders.


         Selling, general and administrative expenses increased for Fiscal 1998 by $957,000 or 26.1% to $4,617,000 from $3,660,000 for Fiscal 1997. The increase in selling, general and administrative expenses is primarily the result of increased resources expended in selling and marketing, an increase in the allowance for doubtful accounts, and professional and public company related fees and other expenditures not incurred in Fiscal 1997. The accounts receivable allowance increase is primarily due to credits issued to three major customers for returned merchandise as well as an increase in aged receivables.


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

         LIQUIDITY


         Notwithstanding the significant steps taken by management to restructure the Company's debt, the Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Thus, management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 1999. The Investors have committed to the Company to fund the Company's working capital requirements through Fiscal 1999. However, management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings. Management currently has no agreements or committments in place. In addition to the foregoing, management is attempting to re-negotiate a further reduction in the Company's obligations to Bankers Trust Company and an increase in the Company's revolving credit facility with PNC Bank. The Company's line of credit with PNC Bank places restrictions on the Company's ability to obtain financing either through the offering of equity or incurrence of additional debt. No assurances can be given that additional funds will be available to the Company on acceptable terms, if at all, or that the Company will be able to reduce its indebtedness. Additional financings may result in dilution to existing stockholders.


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


Date:  January 29, 1999              ASD GROUP, INC.

                                    By:   /s/ PETER C. ZACHARIOU
                                       -----------------------------------------
                                          Peter C. Zachariou, President


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


               SIGNATURE                             TITLE                                         DATE
               ---------                             -----                                         ----

/s/ PETER C. ZACHARIOU                       President and Director                           January 29, 1999
---------------------------------------
Peter C. Zachariou

/s/ KEVIN HOMON
---------------------------------------      Controller (Principle Financial and              January 29, 1999
Kevin Homon                                  Accounting Officer)


---------------------------------------      Director
Thomas H. Lenagh

/s/ JAN M. WINSTON
---------------------------------------      Director                                         January 29, 1999
Jan M. Winston


---------------------------------------      Director
Jay Solomont

/s/ MARK KARASICK
---------------------------------------      Director                                         January 29, 1999
Mark Karasick

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


         The above financial restructuring was fully funded by September 22, 1998 and has been given effect to in the accompanying consolidated financial statements. The Company obtained an independent appraisal with respect to the securities that were issued pursuant to the financial restructuring. Based on the findings of that appraisal, all securities issued by the Company have been recorded at fair value.

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


         Idle property represents facilities that are temporarily not being used in the Company's operations. The carrying value of idle property is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the idle property balance over its remaining life can be recovered through undiscounted projected future cash flows. The Company may use these facilities commencing in Fiscal 1999.

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


         The Company was carrying inventory that it expected to ship pursuant to purchase orders from customers. However, the requirements with respect to such purchase orders were either reduced or cancelled by the customers. The accounts receivable allowance increase is primarily due to credits issued to three major customers for returned merchandise as well as an increase in aged receivables.

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