Form 10QSB
period 1998-12-25
ASD GROUP INC
filed 1999-02-08
CIK 1017875

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 25, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from ___________ to __________

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

         Yes      [X]               No      [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of February 5, 1999 was 2,079,934.

Transitional Small Business Disclosure Format (check one):

         Yes      [ ]               No      [X]

--------------------------------------------------------------------------------

                                 ASD GROUP, INC.
--------------------------------------------------------------------------------

                                   FORM 10-QSB
                                QUARTERLY REPORT
                                DECEMBER 25, 1998
                                      INDEX


PART I             FINANCIAL INFORMATION                                    PAGE
         Item 1.   Consolidated Financial Statements:

                   Consolidated Balance Sheet:
                   December 25, 1998 (unaudited) ..........................  3

                   Consolidated Statements of Operations (unaudited):
                   Six and three months ended December 25, 1998 and
                   December 26, 1997 ......................................  4

                   Consolidated Statements of Cash Flows (unaudited):
                   Six months ended December 25, 1998 and
                   December 26, 1997 ......................................  5

                   Notes to Consolidated Financial Statements ............. 6-7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................... 7-12


PART II            OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds ............  12

         Item 3.   Defaults Upon Senior Securities ......................  12

         Item 6.   Exhibits and Reports on Form 8-K .....................  13

SIGNATURE                                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   DECEMBER 25,
                                                                                       1998
                                                                                  ------------
                                    ASSETS

Current assets:
 Cash .......................................................................     $     11,430
 Accounts receivable, less allowance for doubtful accounts of
    $355,608 ................................................................        1,100,925
 Inventory, less reserve of $203,391 ........................................        1,948,261
 Prepaid expenses and other current assets ..................................          155,084
                                                                                  ------------
         Total current assets ...............................................        3,215,700
 Property, plant and equipment, net .........................................        4,151,545
 Other assets ...............................................................          197,624
                                                                                  ------------
 Total assets ...............................................................     $  7,564,869
                                                                                  ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

  Current portion of long-term debt .........................................     $  3,445,397
  Accounts payable ..........................................................        1,392,416
  Accrued expenses ..........................................................          805,633
                                                                                  ------------
         Total current liabilities ..........................................        5,643,446
Long-term debt ............................................................          4,198,529
Deferred compensation .....................................................            339,436
                                                                                  ------------
         Total liabilities ..................................................       10,181,411
                                                                                  ------------
 Stockholders' deficiency:
 Preferred stock, $.01 par value, 1,000,000 shares authorized, 757,994
       convertible shares issued and outstanding ............................        2,882,000
 Common stock, $.01 par value, 10,000,000 shares authorized,
       2,079,934 shares issued and outstanding ..............................           20,799
 Paid-in capital ............................................................        4,405,672
 Deficit ....................................................................       (9,925,013)
                                                                                  ------------
         Total stockholders' deficiency .....................................       (2,616,542)
                                                                                  ------------
Total liabilities and stockholders' deficiency ..............................     $  7,564,869
                                                                                  ============


                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    SIX MONTHS ENDED                THREE MONTHS ENDED
                                             -----------------------------     -----------------------------
                                             DECEMBER 25,     DECEMBER 26,     DECEMBER 25,     DECEMBER 26,
                                                 1998             1997             1998             1997
                                                 ----             ----             ----             ----

  Net sales ............................     $ 3,816,890      $ 9,634,806      $ 1,788,403      $ 5,836,874

  Cost of goods sold ...................       4,605,486        7,381,081        3,043,544        4,555,591
                                             -----------      -----------      -----------      -----------

       Gross profit (loss) .............        (788,596)       2,253,725       (1,255,141)       1,281,283
                                             -----------      -----------      -----------      -----------

Operating expenses:

      Sales and marketing ..............         214,064          134,460          116,097           84,441

      General and administrative .......       2,098,920        2,066,272        1,157,888        1,092,702
                                             -----------      -----------      -----------      -----------

          Total operating expenses .....       2,312,984        2,200,732        1,273,985        1,177,143
                                             -----------      -----------      -----------      -----------

  Income (loss) from operations ........      (3,101,580)          52,993       (2,529,126)         104,140

  Interest expense .....................         425,717          550,924          197,530          276,888
                                             -----------      -----------      -----------      -----------

   Loss before income taxes ............      (3,527,297)        (497,931)      (2,726,656)        (172,748)

   Benefit for income taxes ............              --         (209,431)              --          (72,554)
                                             ===========      ===========      ===========      ===========

          NET  LOSS ....................     $(3,527,297)     $  (288,500)     $(2,726,656)     $  (100,194)
                                             ===========      ===========      ===========      ===========

   Net loss per basic and diluted common
     share .............................     $     (1.75)     $      (.18)     $     (1.34)     $      (.06)
                                             ===========      ===========      ===========      ===========

   Weighted average common shares
     outstanding .......................       2,010,153        1,577,917        2,040,374        1,577,917
                                             ===========      ===========      ===========      ===========


                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX  MONTHS ENDED
                                                                     -------------------------------
                                                                     DECEMBER 25,       DECEMBER 26,
                                                                          1998              1997
Operating activities:
  Net loss ......................................................     $(3,527,297)     $  (288,500)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization ...........................         194,740          260,619
        Property asset impairment ...............................         300,000               --
        Provision for doubtful accounts .........................          14,608          100,000
        Deferred compensation ...................................          18,764           17,376
        Interest accrued-stockholder  advances. .................          51,699           30,361
        Deferred income  taxes ..................................              --         (209,431)
        Changes in assets and liabilities:
            Accounts receivable .................................        (217,852)      (1,263,936)
            Inventory ...........................................       1,094,636         (329,698)
            Prepaid expenses and other current assets ...........           4,551         (281,335)
            Other assets ........................................         (26,575)          (7,266)
            Accounts payable ....................................         (59,481)         636,798
            Accrued expenses ....................................         (42,089)         349,891
            Payments of deferred compensation ...................              --          (15,257)
                                                                      -----------      -----------
                 Net cash used in operating activities ..........      (2,194,296)      (1,000,378)
                                                                      -----------      -----------
Investing activities:
  Capital expenditures ..........................................         (22,674)        (321,147)

Financing activities:
  Proceeds from financial restructuring .........................       2,873,000               --
  Borrowings ....................................................         390,979        7,376,500
  Payments of long-term  debt ...................................      (1,040,483)      (6,968,900)
  Financing costs ...............................................              --         (117,154)
                                                                      -----------      -----------
                Net cash  provided by financing  activities .....       2,223,496          290,446
                                                                      -----------      -----------
Net increase (decrease) in cash .................................           6,526       (1,031,079)
Cash, beginning of period .......................................           4,904        1,099,190
                                                                      -----------      -----------
Cash, end of period .............................................     $    11,430      $    68,111
                                                                      ===========      ===========
Supplemental disclosure:
  Cash paid during the period for:
    Income taxes ................................................     $        --      $    14,325
                                                                      =========--      ===========
    Interest ....................................................     $   197,058      $   455,227
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

         Certain account balances from the previous year presentation have been reclassified to conform to the current year's presentation.

NOTE 2 - FINANCIAL RESTRUCTURING

         On June 26, 1998, the Company entered into an agreement with an investor group (the "Investors") for a capital infusion and entered into agreements with its primary lenders to restructure the Company's debt (the "Financial Restructuring").

         The Investors purchased $2,048,000 of securities consisting of 392,017 unregistered shares of common stock, 352,909 shares of Series A Convertible Preferred Stock ("Series A Stock"), 330,799 shares of Series B Convertible Preferred Stock ("Series B Stock), and five year warrants to purchase 4,000,000 shares of common stock at an exercise price of $.75 per share. Of the capital raised as part of the Financial Restructuring, $1,910,000 was received in the three months ended September 25, 1998 and $138,000 was received in the three months ended December 25, 1998

         The Company consummated the sale of an additional 825 shares of Convertible Preferred Stock ("Series D Stock") to additional investors for $825,000 in the three months ended December 25, 1998. The Series D Stock will automatically convert into common stock at the rate of stated value divided by seventy percent of the average market price of the Common Stock for the five trading days immediately prior to the conversion date (subject to adjustment under certain circumstances).

         As part of the Financial Restructuring, the Company reached agreements with its three primary lenders; PNC Bank ("PNC"), Bankers Trust Company ("BT"), and a group of private noteholders (the "Noteholders") to restructure its debt as follows:

1. PNC agreed to maintain the Company's existing line of credit through June 2000 with a one-year extension, provided certain conditions are met and no events of default occur.

2. BT was paid $250,000 for an option to payoff the obligations owed to BT at a significant discount in March 1999. The Company will not make principal and interest payments to BT during this period, although the amounts owed will continue to accrue interest. The Company also has the option to pay $100,000 in March 1999 for a six month extension of the option period.

3. Noteholders owed $1,210,000 settled for $220,000, 73,461 shares of Series C Convertible Preferred Stock and the exchange of warrants.

         Concurrent with the Financial Restructuring, the Getzler Group (the firm providing management service to the Company) purchased 100,000 shares of restricted common stock at $.358 per share in the three months ended December 25, 1998. The price per share was not below the fair market value at the date of sale.

NOTE 3 - INVENTORY

         The components of inventories are as follows:

                    Raw materials . . . . . . . . . . . .      $   314,160
                    Work-in-process . . . . . . . . . . .        1,634,101
                                                               -----------
                                                               $ 1,948,261
                                                               ===========

The Company recorded an inventory write-off of approximately $1,500,000 in the three months ended December 25, 1998, primarily as a result of orders cancelled by customers.

NOTE 4 - IDLE PROPERTY IMPAIRMENT

          During December 1998, the Company made a decision to sell the Grand Avenue facility which is currently idle, as part of a plan to reduce debt and increase equity. The Company does not have a written contract for a sale of the property at this time. However, the Company reduced the carrying value of the facility by $300,000 and charged operations in the three months ended December 25, 1998 in order to record the facility at its estimated realizable value.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         ASD Group, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent upon a small number of large companies, a limited history of profitability, dependence upon key personnel, need for future and immediate capital and dependence upon certain industries. Additionally, the Company is subject to the risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability of components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs.") The Company was formed in 1965 to provide design and engineering services to IBM's main frame computer development and manufacturing operations in New York's Hudson Valley ("IBM-Hudson Valley"). Over a 25-year period, the Company's relationship with IBM-Hudson Valley evolved to the point where by the mid-1980's the Company assembled, wired and tested a significant portion of IBM-Hudson Valley's main frame computers. IBM Hudson Valley became the Company's principal customer, providing over 90% of its revenues. Commencing in 1990, IBM-Hudson Valley's main frame sales began to decline due to the recession and the shift in technology to personal computer-based systems. In December 1992, IBM-Hudson Valley eliminated the use of substantially all main frame assembly vendors, including the Company. As a result, the Company had significant reductions in revenues and incurred substantial losses. Accordingly, during 1993 and 1994 the Company undertook a restructuring of its operations wherein it implemented a significant downsizing, re-engineered its operations and commenced intensive efforts to market its contract manufacturing services to other OEMs. While the IBM-Hudson Valley downsizing greatly affected the Company, management believes that its relationship with IBM-Hudson Valley permitted the Company to evolve into a vertically integrated contract manufacturer with a well-disciplined quality control program.

         Notwithstanding what management believes to be a positive climate for contract manufacturers in the United States generally, the Company's sales were and continue to be adversely effected by the situation in the Asian markets. The Company has experienced a reduction in orders from several customers, principally those effected by the Asian market. These cancellations resulted in the Company recording an inventory write-off and reserve of $2,200,000, substantially reducing gross profit for the Company's fiscal year ended June 26, 1998. An additional inventory write-off of approximately $1,500,000 was taken during the quarter ended December 25, 1998. While management has taken significant steps to improve the Company's financial condition, the Company's immediate cash requirements are significant. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 25, 1998 AS COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1997

         For the three months ended December 25, 1998, the Company's net sales decreased by $4,049,000 or 69.4% to $1,788,000 from $5,837,000 for the three months ended December 26, 1997. The decrease in sales was primarily the result of a continued reduction in volume of orders by several large customers, principally those affected by the Asian market.

         Cost of goods sold for the three months ended December 25, 1998 decreased by $1,512,000 or 33.2% to $3,044,000 from $4,556,000 for the three months ended December 26, 1997. The decrease in cost of goods sold is primarily the result of the decrease in sales, which was partially offset by an inventory adjustment of approximately $1,500,000 as well as the cost ($240,000) associated with the impairment of the idle facility value. Gross profit as a percentage of net sales decreased for the three months ended December 25, 1998 primarily as a result of these adjustments.

         Selling, general and administrative expenses increased for the three months ended December 25, 1998 by $97,000 or 8.2% to $1,274,000 from $1,177,000 for the three months ended December 26, 1997. The increase resulted from additional efforts and personnel added to the Company's selling and marketing activities. General and administrative expenses increased primarily due to the administrative portion of the cost ($60,000) associated with the impairment of the idle facility value that was recognized in the three months ended December 25, 1998.

         Interest expense decreased for the three months ended December 25, 1998 by $79,000 or 28.5% to $198,000 from $277,000 for the three months ended December 26, 1997. The decrease in interest expense reflects a net reduction in debt as a result of the restructuring on June 26, 1998.

         The Company did not recognize any benefit for income tax for the three months ended December 25, 1998 as compared to a benefit of $73,000 for the three months ended December 26, 1997.

         The Company incurred a loss before income tax benefit and net loss of $2,727,000, during the three months ended December 25, 1998, as compared to a loss before income taxes and a net loss of $173,000 and $100,000, respectively, during the three months ended December 26, 1997.

SIX MONTHS ENDED DECEMBER 25, 1998 AS COMPARED TO SIX MONTHS ENDED DECEMBER 26, 1997

         For the six months ended December 25, 1998, the Company's net sales decreased by $5,818,000 or 60.4% to $3,817,000 from $9,635,000 for the six months ended December 26, 1997. The decrease in sales was primarily the result of a continued reduction in volume of orders by several large customers, principally those affected by the Asian market. Management believes the increased selling and marketing efforts of the Company will have a positive effect on sales in subsequent quarters.

         Cost of goods sold for the six months ended December 25, 1998 decreased by $2,776,000 or 37.6% to $4,605,000 from $7,381,000 for the six months ended
December 26, 1997. The decrease in cost of goods sold is primarily the result of the decrease in sales, which was partially offset by an inventory adjustment of approximately $1,500,000 as well as the cost ($240,000) associated with the impairment of the idle facility value. Gross profit as a percentage of net sales decreased for the six months ended December 25, 1998 primarily as a result of these adjustments.

         Selling, general and administrative expenses increased for the six months ended December 25, 1998 by $112,000 or 5.1% to $2,313,000 from $2,201,000 for the six months ended December 26, 1997. The increase resulted from additional efforts and personnel added to the Company's selling and marketing activities. General and administrative expenses increased primarily due to the administrative portion of the cost ($60,000) associated with the impairment of the idle facility value that was recognized in the six months ended December 25, 1998.

         Interest expense decreased for the six months ended December 25, 1998 by $125,000 or 22.6% to $426,000 from $551,000 for the six months ended December 26, 1997. The decrease in interest expense reflects a net reduction in debt as a result of the restructuring on June 26, 1998.

         The Company did not recognize any benefit for income tax for the six months ended December 25, 1998 as compared to a benefit of $209,000 for the six months ended December 26, 1997.

         The Company incurred a loss before income tax benefit and a net loss of $3,527,000 during the six months ended December 25, 1998, as compared to a loss before income tax and a net loss of $498,000 and $289,000, respectively, during the six months ended December 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $2,194,000 for the six months ended December 25, 1998 as compared to $1,000,000 used in operations for the six months ended December 26, 1997. The increase in cash used in operations was primarily the result of an increase in the net loss for the period December 25, 1998, offset by a decrease in inventory, as a result of the inventory write-off. Net cash provided by financing activities during the six months ended December 25, 1998 was $2,223,000. During this period, $2,048,000 was provided by the Financial Restructuring, $825,000 was provided by the sale of additional preferred stock and $390,000 was provided by additional borrowings, offset by payments of long-term debt of $1,040,000. Working capital decreased to a deficiency of $2,428,000 at December 25, 1998 from a positive working capital of $4,779,000 at December 26, 1997. The decrease in working capital is primarily due to inventory adjustments totaling $3,700,000 and the reclassification of the Bankers Trust note due in the amount of $2,500,000 due in March 1999. In addition, the Company is in default on shareholders loans resulting in $780,000 being reclassified to current liabilities.

LINE OF CREDIT

         The Company's revolving bank line of credit (the "Line of Credit") currently permits borrowings of up to $4,500,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an overadvance by the bank of $900,000. As of December 25, 1998, $4,040,000 was outstanding under the Line of Credit and the Company had $163,000 available for additional borrowings. PNC Bank has agreed to keep the Company's existing credit facility in place at least through June 2000, with a one-year extension, provided that certain conditions are met and no events of default occur.

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

         The Company has conducted an assessment of the Year 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the Year 2000 issue. The Company is in the process of updating much of its existing software for Year 2000 compliance by modifying existing internally developed software. The Company intends to hire outside consultants and acquire new and upgraded third party software packages to replace those currently used by the Company, which cannot be modified.

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

         To date, Year 2000 readiness has cost the Company an estimated $40,000 (including upgrades to existing systems) and will cost approximately $100,000 in the aggregate to complete.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 26, 1998 the Company entered into an agreement with an investor group (the "Investors") for a $1,900,000 capital infusion and entered into agreements with its primary lenders to restructure the Company's debt (the "Financial Restructuring). As part of the Financial Restructuring, the Company sold 392,017 shares of common stock, 352,909 shares of Series A Convertible Preferred Stock, 330,799 shares of Series B Convertible Preferred Stock and Warrants to purchase 4,000,000 shares of Common Stock. In addition, as part of the Financial Restructuring, the Company issued 73,461 shares of Series C Convertible Preferred Stock. The shares of Preferred Stock are automatically convertible into shares of common stock at the rate ten shares of common stock for each share of Preferred Stock (subject to adjustment under certain circumstances). The Company did not pay any underwriting discounts or commissions in connection with such sales. The securities sold to the Investors were sold pursuant to the private offering exemption described in Section 4(2) under the Securities Act of 1933, as amended. For the six months ended December 25, 1998 the Company received gross proceeds of $2,048,000 in connection with this financing.

         In June 29, 1998, the Company entered into an agreement with Getzler & Co., Inc. ("Getzler") pursuant to which Getzler agreed to provide certain management services to the Company in consideration for, among other things, 150,000 shares of the Company's common stock. In addition, as part of the Agreement, the Company sold 100,000 shares of Common Stock to Getzler for $35,800. The shares were issued and sold pursuant to the private offering exemption described in Section 4(2) under the Securities Act of 1933, as amended. The Company did not pay any underwriting discounts or commissions in connection with such sales.

         In December 1998, the Company consummated the sale of the 825 shares of Series D Stock and received $825,000 in gross proceeds. The Series D Stock will convert into common stock at the rate of the stated value ($1,000 per share) divided by 70% of the average market price of the common stock for the five trading days immediately prior to the conversion date (subject to adjustment under certain circumstances). The securities were sold to accredited investors pursuant to the private offering exemption described in Section 4(2) under the Securities Act of 1933, as amended. The Company did not pay any underwriting discounts or commissions in connection with such sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On August 10, 1998, the Company received notice that it was in default of the Credit Agreement dated December 18, 1997 between Automatic Systems Developers, Inc.: High Technology Computers; the Company; the financial institutions which are now or hereafter become a party to the Credit Agreement and PNC Bank, National Association, as amended by the Restructuring Agreement dated as of June 26, 1998. On October 6, 1998 the Company received a Notice of Cure of Default.

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

                               /s/ PETER C. ZACHARIOU
                               ----------------------
                               Peter C. Zachariou
                               President


                               /s/ KEVIN E. HOMON
                               ------------------
                               Kevin E. Homon
                               Controller

Date:   February 8, 1999

                                 EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------                                -----------

  27             Financial Data Schedule