Form 10QSB
period 1999-03-26
ASD GROUP INC
filed 1999-05-17
CIK 1017875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 26, 1999

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

         Yes      [X]               No      [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of May 10, 1999 was 9,217,005.

Transitional Small Business Disclosure Format (check one):

         Yes [ ]           No [X]

                                 ASD GROUP, INC.

                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 MARCH 26, 1999
                                      INDEX

   PART I                FINANCIAL INFORMATION                                              PAGE
              Item 1.    Consolidated Financial Statements:

                         Consolidated Balance Sheet:
                         March 26, 1999  (unaudited)........................................3

                         Consolidated Statements of Operations (unaudited):
                         Nine and three  months ended March 26, 1999 and March 27, 1998.....4

                         Consolidated Statements of Cash Flows (unaudited):
                         Nine months ended March 26, 1999 and March 27, 1998................5

                         Notes to Consolidated  Financial Statements........................6-7

              Item 2.    Management's  Discussion and Analysis of Financial  Condition and
                         Results of  Operations.............................................7-11

PART II                  OTHER INFORMATION

              Item 2.    Changes in  Securities  and Use of Proceeds........................11

              Item 6.    Exhibits  and Reports on Form 8-K..................................11

SIGNATURES                                                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   MARCH 26,
                                                                                     1999
                                                                                 -----------
                                   ASSETS
Current assets:
  Cash .....................................................................     $    17,181
  Accounts receivable, less allowance for doubtful accounts of
    $274,988 ...............................................................       1,527,605
  Inventory, less reserve of $203,391 ......................................       2,373,283
  Prepaid expenses and other current assets ................................         121,723
  Asset held for resale ....................................................       1,266,386
                                                                                 -----------
         Total current assets ..............................................       5,306,178
Property, plant and equipment, net .........................................       3,011,344
Other assets ...............................................................         174,719
                                                                                 -----------
  Total assets .............................................................     $ 8,492,241
                                                                                 ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt ........................................     $   420,082
  Accounts payable .........................................................       1,596,995
  Accrued expenses .........................................................         447,714
                                                                                 -----------
         Total current liabilities .........................................       2,464,791
Long-term debt .............................................................       4,411,443
                                                                                 -----------
         Total liabilities .................................................       6,876,234
                                                                                 -----------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
      75,611 convertible shares issued and outstanding .....................       3,180,260
  Common stock, $.01 par value, 50,000,000 shares authorized,
       9,217,005 shares issued and outstanding .............................          92,170
  Paid-in capital ..........................................................       6,557,023
  Deficit ..................................................................      (8,213,446)
                                                                                 -----------
         Total stockholders' equity ........................................       1,616,007
                                                                                 -----------
  Total liabilities and stockholders' equity ...............................     $ 8,492,241
                                                                                 ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED
                                             ------------------------------      ------------------------------
                                                MARCH 26,        MARCH 27,         MARCH 26,         MARCH 27,
                                                  1999             1998              1999              1998
                                             ------------      ------------      ------------      ------------
 Net sales .............................     $  6,724,392      $ 12,799,107      $  2,907,502      $  3,164,301
Cost of goods sold .....................        6,387,128         9,999,724         1,781,642         2,618,643
                                             ------------      ------------      ------------      ------------
       Gross profit ....................          337,264         2,799,383         1,125,860           545,658
                                             ------------      ------------      ------------      ------------
 Operating expenses:
      Sales and marketing ..............          320,410           247,595           106,346           113,135
      General and administrative .......        3,137,620         2,923,229         1,038,700           856,957
                                             ------------      ------------      ------------      ------------
          Total operating expenses .....        3,458,030         3,170,824         1,145,046           970,092
                                             ------------      ------------      ------------      ------------
    Loss from operations ...............       (3,120,766)         (371,441)          (19,186)         (424,434)
 Interest expense ......................          587,672           828,377           161,955           277,453
                                             ------------      ------------      ------------      ------------
   Loss before income taxes and
    extraordinary gain .................       (3,708,438)       (1,199,818)         (181,141)         (701,887)
   Income tax benefit ..................               --          (503,923)               --          (294,492)
                                             ------------      ------------      ------------      ------------
   Loss before extraordinary gain ......       (3,708,438)         (695,895)         (181,141)         (407,395)
   Extraordinary gain from debt
     restructuring .....................        2,835,565                --         2,835,565                --
                                             ------------      ------------      ------------      ------------
           NET (LOSS) INCOME ...........         (872,873)         (695,895)        2,654,424          (407,395)
    Preferred stock dividend ...........          942,857                --           942,857                --
                                             ------------      ------------      ------------      ------------
  Income (loss) applicable to common
    stockholders .......................     $ (1,815,730)     $   (695,895)     $  1,711,567      $   (407,395)
                                             ============      ============      ============      ============
  Net income (loss) per basic and diluted
    common share .......................     $       (.77)     $       (.44)     $        .55      $       (.26)
                                             ============      ============      ============      ============
 Weighted average common shares
    outstanding ........................        2,371,307         1,577,917         3,104,877         1,577,917
                                             ============      ============      ============      ============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                      ----------------------------
                                                                        MARCH 26,        MARCH 27,
                                                                          1999             1998
                                                                      -----------      -----------
Operating activities:
  Net loss ......................................................     $  (872,873)     $  (695,895)
  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation  and  amortization .........................         391,461          403,405
        (Benefit)  provision for doubtful  accounts .............         (66,012)         100,000
        Deferred  compensation ..................................          18,764           26,061
        Interest  accrued-stockholder  advances .................          67,312           43,700
        Deferred  income  taxes .................................              --         (503,923)
        Extraordinary gain from debt restructuring .............      (2,835,565)              --
         Inventory  reserves ....................................        (142,435)              --
        Changes in assets and liabilities:
            Accounts  receivable ................................        (563,912)         503,835
            Inventory ...........................................         812,049         (168,526)
            Prepaid  expenses and other current assets ..........          37,913         (148,046)
            Other  assets .......................................         (37,467)         (14,287)
            Accounts  payable ...................................         145,098         (533,724)
            Accrued  expenses ...................................        (400,008)         131,427
            Payments of deferred  compensation ..................              --          (21,886)
                                                                      -----------      -----------
                 Net cash used in operating activities ..........      (3,445,675)        (877,859)
                                                                      -----------      -----------
Investing activities:
  Capital  expenditures .........................................         (22,673)        (349,366)
                                                                      -----------      -----------
Financing activities:
  Sale of common and preferred stock.............................       4,198,000               --
  Borrowings ....................................................          73,556        7,574,969
  Payments  of  long-term  debt .................................        (790,931)      (7,061,513)
  Financing  costs ..............................................              --         (223,063)
                                                                      -----------      -----------
                Net cash  provided by financing  activities .....       3,480,625          290,393
                                                                      -----------      -----------
Net increase  (decrease)  in cash ...............................          12,277         (936,832)
Cash,  beginning  of period .....................................           4,904        1,099,190
                                                                      -----------      -----------
Cash,  end of  period ...........................................     $    17,181      $   162,358
                                                                      ===========      ===========
Supplemental disclosure:
  Cash paid during the period for:
      Income  taxes .............................................     $        --      $    14,758
                                                                      ===========      ===========
      Interest ..................................................     $   471,407      $   598,511
                                                                      ===========      ===========
  Debt converted upon financial  restructuring ..................     $ 3,088,690      $        --
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

NOTE 2 - FINANCIAL RESTRUCTURING

         On June 26, 1998 the Company entered into an agreement with an investor group (the "Investors") for a $1,900,000 capital infusion and entered into agreements with its primary lenders to restructure the Company's debt (the "Financial Restructuring"). As part of the Financial Restructuring, the Company sold 392,017 shares of common stock, 352,909 shares of Series A Convertible Preferred Stock, 330,799 shares of Series B Convertible Preferred Stock and Warrants to purchase 4,000,000 shares of common stock. In addition, as part of the Financial Restructuring, the Company issued 73,461 shares of Series C Convertible Preferred Stock. On March 15, 1999, the Stockholders approved the Financial Restructuring upon which the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were automatically converted into 6,837,071 shares of common stock at the rate of 10 shares of common stock for each share of preferred stock. The Company did not pay any underwriting discounts or commissions in connection with such sale. The securities sold to the Investors were sold pursuant to the private offering exemption described in
Section 4(2) under the Securities Act of 1933, as amended. For the nine months ended March 26, 1999 the Company received proceeds on $2,048,000 in connection with the Financial Restructuring.

         During the quarter ended March 26, 1999 the Company issued 1,325 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for $1,325,000. During the quarter ended December 25, 1998 the Company issued 825 shares of Series D Convertible Preferred Stock with a stated value of $1,000 per share for $825,000. The Series E Convertible Preferred Stock and the Series D Convertible Preferred Stock will convert into common stock at the rate of stated value divided by seventy percent of the average market price of the common stock for the five trading days immediately prior to the conversion date (subject to adjustment under certain circumstances). A dividend of $375,000 for the Series D Convertible Preferred Stock and $567,857 for the Series E Convertible Preferred Stock was recorded in the quarter ended March 26, 1999 to record the beneficial conversion festure.

         The Company reached agreements with its primary lenders, PNC Bank,
(PNC), Bankers Trust Company ("BT"), two original founders ("Founders") and Gary Horne, former Chief Executive Officer and Chairman of the Board ("GH"). The terms of the agreements were as follows:

         1.) As of March 10, 1999, PNC agreed to increase the Company's revolving credit line from $4,500,000.00 to $5,700,000 through June 2000.

         2.) Effective February 26, 1999 the Company entered an agreement with BT in which the Company's obligation was reduced from approximately $2,501,000 plus accrued interest of $261,000 to $800,000. The Company paid $250,000 on March 31, 1999 and the balance of $550,000 is payable in 24 months without interest. As a result of this transaction, the Company recorded an extraordinary gain of $1,962,000 during the quarter ended March 26, 1999.

         3.) By letter agreement dated February 9, 1999 the Founders agreed to accept 75,000 shares of common stock each in lieu of the of the existing deferred compensation agreement, resulting in an extraordinary gain of $246,000.

         4.) By letter agreement dated March 4, 1999 GH agreed to forgive indebtedness of $707,000 plus accrued interest in consideration of 150,000 shares of commons stock and the release of 85,718 shares of common stock held in escrow along with other non-financial concessions. This forgiveness of debt resulted in an extraordinary gain of $628,000.

NOTE 3 - INVENTORY

         The components of inventories are as follows:

                    Raw materials........................       $  371,975
                    Work-in-process......................        2,001,308
                                                                 ---------
                                                                $2,373,283
                                                                ==========

NOTE 4 - ASSET HELD FOR RESALE

         During the quarter ended December 1998, the Company made a decision to sell the Grand Avenue facility which is currently idle, as part of a plan to reduce debt and increase equity. The Company does not have a written contract for a sale of the property at this time, however, the facility is on the market and a sale is anticipated in the near future and the Company has reclassed the asset at its net realizable value to a current asset.

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

         Notwithstanding what management believes to be a positive climate for contract manufacturers in the United States generally, the Company's sales were effected by the situation in the Asian markets. The Company has experienced a reduction in orders from several customers, principally those effected by the Asian market. However, sales have increased in the three months ended March 26, 1999 compared to the three months ended December 25, 1998 and September 26, 1998. The Company's backlog at May 1, 1999 was approximately $8.2 million. Backlog consists of firm purchase orders and commitments which are to be filled within the next twelve months. However, since orders and commitments may be rescheduled or cancelled, management of the Company believes that backlog is an inconclusive indicator of future financial performance. While management has taken significant steps to improve the Company's financial condition, the Company's immediate cash requirements are significant. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financing, specifically, management intends to raise $1,000,000 during the quarter ending June 25, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH  26, 1999 AS COMPARED TO THREE MONTHS ENDED
MARCH 27, 1998

         For the three months ended March 26, 1999, the Company's net sales decreased by $257,000 or 8.1% to $2,908,000 from $3,164,000 for the three months ended March 27, 1998. The decrease in sales was primarily the result of a continued reduction in volume of orders by several large customers.

         Cost of goods sold for the three months ended March 26, 1999 decreased by $837,000 or 32.0% to $1,782,000 from $2,619,000 for the three months ended
March 27, 1998. The decrease in cost of goods sold was principally attributed to the fact that approximately 30% of sales recorded during the quarter represented labor intensive work, with low material cost and high gross margins. Gross profit as a percentage of net sales increased for the three months ended March 26, 1999 primarily as a result of the reasons noted above.

         Operating expenses increased for the three months ended March 26, 1999 by $175,000 or 18.0% to $1,145,000 from $970,000 for the three months ended March 27, 1998. The increase primarily resulted from additional efforts and personel added to the Company's selling and marketing activities combined with increases in legal and consulting expenses.

         Interest expense decreased for the three months ended March 26, 1999 by $115,000 or 41.6% to $162,000 from $277,000 for the three months ended March 27, 1998. The decrease in interest expense reflects a net reduction in debt as a result of the restructuring on June 26, 1998, and the debt restructured during the quarter ended March 26, 1999.

         The Company did not recognize any benefit for income tax for the three months ended March 26, 1999 as compared to a benefit of $294,000 for the three months ended March 27, 1998.

         The Company recorded an extraordinary gain of $2,836,000 during the three months ended March 26, 1999 as a result of debt restructuring with Bankers Trust, the former Chief Executive Officer and two original founders of the Company.

         The Company recorded a dividend of $943,000 to record the beneficiary conversion feature on the Series D Convertible Preferred Stock and the Series E Convertible Preferred Stock.

         The Company incurred a loss before income tax benefit and extraordinary gain, and net income of $(181,000) and $2,654,000, respectively, during the three months ended March 26, 1999 as compared to a loss before income tax benefit and extraordinary gain and a net loss of $702,000 and $407,000, respectively, during the three months ended March 27,1998.

NINE MONTHS ENDED MARCH 26, 1999 AS COMPARED TO NINE MONTHS ENDED MARCH 27,1998

         For the nine months ended March 26,1999, the Company's net sales decreased by $6,075,000 or 47.5% to 6,724,000 from $12,799,000 for the nine months ended March 27, 1998. The decrease in sales was primarily the result of a continued reduction in volume of orders by several large customers, principally those affected by the Asian market. Management believes the increased selling and marketing efforts of the Company will have a positive effect on sales in subsequent periods.

         Cost of goods sold for the nine months ended March 26, 1999 decreased by $3,613,000 or 36.1% to $6,387,000 from $10,000,000 for the nine months ended
March 27, 1998. The decrease in cost of goods sold is primarily the result of the decrease in sales, which was partially offset by an inventory write-down of approximately $1,500,000. Gross profit as a percentage of net sales decreased for the nine months ended March 26, 1999 primarily as a result of the inventory write-down.

         Operating expenses increased for the nine months ended March 26, 1999 by $287,000 or 9.1% to $3,458,000 from $3,171,000 for the nine months ended
March 27, 1998. The increase primarily resulted from additional efforts and personnel added to the Company's selling and marketing activities combined with increases in legal and consulting expenses capital raised.

         Interest expense decreased for the nine months ended March 26, 1999 by $241,000 or 29.1% to $588,000 from $828,000 for the nine months ended March 27, 1998. The decrease in interest expense reflects a net reduction in debt as a result of the restructuring on June 26, 1998, as well as the debt restructuring during the quarter ended March 26,1999.

         The Company did not recognize any benefit for income tax for the nine months ended March 26, 1999 as compared to a benefit of $504,000 for the nine months ended March 27, 1998.

         The Company recorded an extraordinary gain of $2,836,000 during the nine months ended March 26, 1999 as a result of debt restructuring with Bankers Trust, the former Chief Executive Officer and two original founders of the Company.

         The Company recorded a dividend of $942,857 to record the beneficiary conversion feature on the Series D Convertible Preferred Stock and the Series E Convertible Preferred Stock.

         The Company incurred a loss before income tax benefit and extraordinary gain, and a net loss of $3,708,000 and $873,000, respectively, during the nine months ended March 26, 1998, as compared to a loss before income tax and extraordinary gain, and a net loss of $1,200,000 and $696,000, respectively, during the nine months ended March 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $3,446,000 for the nine months ended March 26, 1999 as compared to $878,000 used in operations for the nine months ended March 27, 1999. The increase in cash used in operations was primarily the result of an increase in the net loss from operations as well as the reduction of accrued expenses for the period ended March 26, 1999. Net cash provided by financing activities during the nine months ended March 26, 1999 was $3,480,625. During this period $2,048,000 was provided by the financial restructuring of June 26, 1998, $825,000 was provided by the sale of Series D Convertible Preferred Stock and $1,325,000 was provided by the sale of Series E Convertible Preferred Stock, offset by payments of long term-debt of $791,000. Working capital increased to $2,841,000 at March 26, 1999 from a deficiency of $2,150,297 at March 26, 1998. The increase in working capital is primarily due to the $1,325,000 raised from the Series E Convertible Preferred Stock, and from the effects of the Company's decision to dispose of the idle facility valued at $1,266,000 reclassification to a current asset.

LINE OF CREDIT

         The Company's revolving bank line of credit (the "Line of Credit") currently permits borrowings of up to $5,700,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an over-advance by the bank of $1,575,000. As of March 26, 1999, $3,713,000 was outstanding under the Line of Credit and the Company had $495,000 available for additional borrowings. PNC Bank has agreed to keep the Company's existing credit facility in place at least through June 2000, with a one-year extension, provided that certain conditions are met and no events of default occur.

YEAR 2000 READINESS

         The Year 2000 issue refers to a condition in the computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such an un-corrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of its operations and could subject it to potentially significant legal liabilities.

         The Company has conducted an assessment of the Year 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the Year 2000 issue. The Company is in the process of updating much of its existing software for Year 2000 compliance by modifying existing internally developed software. The Company intends to hire outside consultants and has acquired new and upgraded third party software packages to replace those used by the Company, which could not be modified.

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

         The Company may also be affected by third-party suppliers and customers who have not modified their systems to adequately address the Year 2000 issue. While it has not already done so, the Company intends to survey its major customers and suppliers regarding their progress on resolving Year 2000 issues. It is contemplated that this survey will take place during the fourth quarter of Fiscal 1999.

         To date, Year 2000 readiness has cost the Company an estimated $75,000 (including upgrades to existing systems) and will cost approximately $100,000 in the aggregate to complete.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 1999, the Company consummated the sale of the 1,325 shares of Series E Convertible Preferred Stock and received $1,325,000 in proceeds.
The Series E Convertible Preferred Stock will convert into common stock at the rate of the stated value ($1,000 per share) divided by 70% of the average market price of the common stock for the five trading days immediately prior to the conversion date (subject to adjustment under certain circumstances). The securities were sold to accredited investors pursuant to the private offering exemption described in Section 4(2) under the Securities Act of 1933, as amended. The Company did not pay any underwriting discounts or commissions in connection with such sales.

         .
ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

         (a)  Exhibits:

                  (27) Financial Data Schedule (Edgar version only)

         (b) Reports on Form 8-K:

         Form 8-K filed March 12, 1999 reporting recent agreements pursuant to
Item 5 of the Form 8-K.

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


                               /s/ PETER C. ZACHARIOU
                               ----------------------
                                   Peter C. Zachariou
                                   President


                               /s/ KEVIN E. HOMON
                               ----------------------
                                   Kevin E. Homon
                                   Controller

Date:   May 17, 1999

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------

  27             Financial Data Schedule