Form 10KSB
period 1999-06-25
ASD GROUP INC
filed 1999-10-12
CIK 1017875

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 205
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 25, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transaction period from ______ to _______

                         Commission File Number 1-12873

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

         Yes      [X]               No      [_]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year:   $9,610,801

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on October 4, 1999 was $2,582,656.

As of October 4, 1999, there were 10,587,085 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                 ASD GROUP, INC.

                                      INDEX

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business ........................................     1
Item 2.  Description of Property ........................................     8
Item 3.  Legal Proceedings...............................................     8
Item 4.  Submission of Matters to a Vote of Security Holders.............     9

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........    10
Item 6.  Management's Discussion and Analysis or Plan of Operation.......    12
Item 7.  Financial Statements............................................    15
Item 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................    15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...............    16
Item 10. Executive Compensation..........................................    18
Item 11. Security Ownership of Certain Beneficial Owners and Management..    21
Item 12. Certain Relationships and Related Transactions..................    22
Item 13. Exhibits and Reports on Form 8-K................................    23

                           FORWARD LOOKING STATEMENTS

         ASD Group, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its need for additional financing, its dependence on a limited number of customers and key personnel and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs.") The Company specializes in the fabrication, assembly and testing of complex industrial products and non-invasive testing equipment. The Company manufactures complete systems, as well as assemblies, including printed circuit boards, cable and wire harnesses and other electro-mechanical assemblies. The Company complements its basic manufacturing services by providing its customers with a broad range of sophisticated product engineering and design services. Products manufactured by the Company range from automated test and production systems to less complex products such as bicycle wheel hubs. Representative customers of the Company include ENI Technologies (a division of Astec America, Inc.), Karl Suiss America, Inc., International Business Machines Corporation ("IBM"), Aydin Corporation and Van Dam Machine Co.

         Downsizing by American industry, combined with rapid change, strong competition and increasingly shorter product life cycles in various industries, have made it considerably less attractive for OEMs to manufacture in-house, particularly low unit volume products or short cycle electronic products. As a result, many OEMs have adopted and are becoming increasingly reliant upon manufacturing outsourcing strategies and on contract manufacturers to satisfy their mainstream manufacturing requirements. Management of the Company believes that this trend will continue. Moreover, the Company believes that its ability to produce high quality products and deliver them on a timely basis, combined with sophisticated engineering and manufacturing capabilities, will result in an expansion of its relationships with existing customers and the addition of new customers.

         Notwithstanding what management believes to be a positive climate for contract manufacturers in the United States, the Company's sales were adversely affected by the situation in the Asian markets, particularly during the first-half of the fiscal year ended June 25, 1999 ("Fiscal 1999"). The Company experienced reductions in and cancellations of orders from several customers, principally those related to the semi-conductor market. These reductions and cancellations resulted in the Company recording an additional inventory write-off of $1,500,000 in the second quarter of Fiscal 1999, substantially reducing gross profit for the year. During Fiscal 1999, investors contributed $2,500,000 of cash as additional equity to cover operating losses, to reduce debt and accounts payable and to increase inventory. In addition, the Company negotiated significant reductions of debt and conversion of debt to equity. As a result, the Company recorded an extraordinary gain of $2,836,000 in Fiscal 1999.

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

         OEMs utilize contract manufacturers for the following reasons:

         REDUCE TIME TO MARKET. Due to intense competitive pressures in the electronics, industrial products and communication industries, OEMs are faced with increasingly shorter product lifecycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can generally reduce their time to market by using the established manufacturing expertise and infrastructure of contract manufacturers.

         REDUCE CAPITAL INVESTMENT. As electronics, industrial products and communication equipment have become more technologically advanced, the manufacturing process has become increasingly automated requiring a greater level of investment in capital equipment. Contract manufacturers enable OEMs to gain access to advanced manufacturing facilities, thereby reducing the OEMs' overall capital equipment requirements.

         FOCUS RESOURCES. Because the electronics, industrial products and communication equipment industries are experiencing greater levels of competition and more rapid technological change, many OEMs are increasingly seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive design, assembly and turnkey manufacturing services, contract manufacturers allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

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

         IMPROVE INVENTORY MANAGEMENT AND PURCHASING POWER. OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product lifecycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can generally reduce production costs by using the procurement capabilities of the contract manufacturer. By utilizing a contract manufacturer's expertise in inventory management, OEMs can generally better manage inventory costs and increase their return on assets.

BUSINESS STRATEGY

         The Company focuses on servicing OEMs who produce complex, high dollar value industrial products where high quality manufacturing is extremely important. Management of the Company believes that such products tend to generate higher gross profit margins. The Company's objective is to become a prime outsource for midsize and large OEMs and to redirect its strategic focus to system integration. This includes subsystem and system assembly, wiring and testing. The Company intends to realize its objective by implementing the following strategies:

         INCREASE SALES FROM EXISTING CUSTOMERS AND ADD NEW CUSTOMERS. The Company plans to expand existing relationships and seek new customers in the markets it currently serves and in additional markets. The Company plans to increase the amount of sales to existing customers by devoting more time to these customers through a large force and by offering improved and expanded services such as faster metal cutting machining centers, faster sheet metal punching equipment, expanded painting facilities and more rapid and less expensive testing procedures and equipment. While the Company has an on-going quality improvement program, the Company will intensify its efforts in educating its employees on the Company's quality requirements and in measuring its employees' conformance to these requirements. Additionally, the Company will improve on its monthly quality assurance technical audits in conformance with the international quality process specification and have an outside-certified auditor audit the quality management system every six months. The Company plans to diversify its customer base by increasing its marketing efforts. The Company intends to do this by attending more trade shows, expanding the number of advertisements in trade journals, expanding the number of sales personnel, expanding the number of customers who receive direct mailings, providing new sales literature, conducting interactive electronic presentations and enhancing its presentation on the Internet. The Company's objective is to obtain multiple customers in the markets it currently serves and in additional markets. The sales and marketing strategy has been refocused with emphasis on medium to high volume OEMs that have requirements to sub-contract the manufacturing of system integrated equipment or products. In addition, the efforts of sales and marketing is redirected to work with potential customers on equipment that have a need for design engineering with multi-system manufacturing opportunities.

         INCREASE PROFITS BY REDUCING COSTS. The Company has reduced costs by reducing indirect labor and streamlining the manufacturing reporting and tracking system. Additional cost reduction is planned through greater efficiency in purchasing and plant productivity. Limited capital investment in new equipment is expected to result in substantial cost reduction and quality improvement. The significant debt restructuring that took place in the third and fourth quarters of Fiscal 1999, replacing $253,000 of debt with equity and forgiveness of an additional $2,836,000 in debt is expected to reduce interest expense in the fiscal year ended June 30, 2000 ("Fiscal 2000") by $330,000.

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

INDUSTRIES AND PRODUCTS

         The following table lists the industries in which the Company expects to continue to conduct significant business during Fiscal 2000 and the products for which the Company expects to provide manufacturing services (based on net sales for Fiscal 1999).

INDUSTRY                 SPECIFIC PRODUCT OR PRODUCT COMPONENT
--------                 -------------------------------------
Computer................ Chassis, frames, panels, wire harness and cables, jumpers, test equipment, process equipment Information
                         Processing.. Test equipment for copiers
Instrumentation......... Printed circuit cards for laser measurement instruments
Medical................. Power components for medical equipment; automated process equipment
Semiconductor........... Coating equipment; power components for semiconductor equipment; test equipment
Sign-making............. Sub-systems for plotters
Transportation.......... Airport control components
Other................... Parcel drop system, control systems for power distribution; printed circuit boards for elevator control systems, assembly of color printing presses.

SERVICES

         The Company provides comprehensive contract manufacturing and engineering services to OEMs. Such services include:

         PRODUCT ENGINEERING AND DESIGN SERVICES. The Company assists its customers in designing or evaluating designs of products. The Company designs or evaluates designs for ease and quality of manufacture and, when appropriate, recommends changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies. The Company supports its customers with sophisticated product engineering and design services using computer aided design equipment with computer aided machinery software. Product engineering and design includes electrical design, electronic circuit design, mechanism design, electro-mechanical design, printed circuit board design and software engineering. The Company also assists its customers with overall product redesign with the objective of reducing manufacturing costs. The goal of the Company's engineering and product design services is to create a more stable volume of turnkey manufacturing and an elevated level of strategic partnering with principal customers.

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

         In implementing its manufacturing approach, the Company emphasizes timely delivery and accurate and up-to-date documentation for each product. The Company develops an appropriate production process and complete set of manufacturing process instructions, inspection plans and a quality assurance plan for each product. An analysis of each customer's materials specification is performed to identify component suppliers. The Company then plans and executes purchase orders, receives, inspects and warehouses components, expedites critical components and delivers a complete set of components to the production floor for assembly. The Company uses its proprietary manufacturing software to monitor and control all aspects of the manufacturing process, including material resource planning, shop floor control, work-in-process tracking, statistical process control and activity based product costing.

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

         The Company's quality management system has been certified under ISO 9002, an international quality standard. The Company has been certified by Underwriters Laboratories ("UL") as a UL approved panel manufacturer. The Company's cable and wire harnesses and assemblies are manufactured to Underwriters Laboratories and Canadian Standards Association specifications. The Company's printed circuit board manufacturing process has been certified by BBAC (a British communications equipment manufacturing quality specification).

CUSTOMERS, SALES AND MARKETING

         The Company serves a wide variety of markets, including the computer, computer peripherals, telecommunications, postal equipment, semiconductor, environmental, test equipment, process equipment, industrial equipment and other industries. Representative customers of the Company include ENI Technologies (a division of Astec America, Inc.), Karl Suiss America, Inc., International Business Machines Corporation ("IBM"), Aydin Corporation and Van Dam Machine Co. A majority of the Company's customers are located in the Northeast United States.

         For Fiscal 1999, the Company's four largest customers accounted for approximately 59% of net sales. Sales to Van Dam Machine Co., ENI Technologies, Aydin Corporation and Karl Suiss America, Inc. accounted for approximately 19%, 19%, 11% and 10%, respectively, of the Company's net sales. For the fiscal year ended June 26, 1998 ("Fiscal 1998"), the Company's three largest customers accounted for approximately 53% of net sales. Accordingly, in addition to expanding existing relationships, the Company is pursuing a strategy of diversifying its customer base. Currently, the Company contacts potential customers through participation at contract manufacturing shows, strategically placed advertisements, and direct mail campaigns which are then followed by telephone sales and visits from the Company's sales representatives. The Company also advertises over the Internet at its own website (asdgroup.com). The Company is expanding its marketing efforts by attending more trade shows, increasing the number of advertisements in trade journals, increasing the number of sales personnel, increasing the number of customers who receive direct mailings, and providing new sales literature and interactive electronic presentations. The Company's objective is to obtain multiple customers in the markets it currently serves and in additional markets.

COMPETITION

         The Company operates in a highly competitive environment and competes against numerous domestic and foreign manufacturers. The Company's competitors include U. S. Assembly, The Gem City Engineering Co., Jabil Circuit, Inc., Avex Electronics Inc. (a privately held company, and DII GROUP, INC. formerly known as DOVatron International, Inc., IEC Electronics Corp., Sanmina Corporation and Benchmark Electronics, Inc. In addition, the Company may encounter competition in the future from other large electronic manufacturers that are selling, or may begin to sell, contract manufacturing services. The Company may also face competition from the manufacturing operations of its current and prospective customers which the Company believes continually evaluate the merits of manufacturing products internally versus the merits of contract manufacturing.

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

BACKLOG

         The Company's backlog at June 25, 1999 was approximately $7,900,000. Backlog consists of firm purchase orders and commitments, which are to be filled within the next 12 months. However, since orders and commitments may be rescheduled or canceled, management of the Company believes that backlog is an inconclusive indicator of future financial performance.

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

SUPPLIERS

         The Company procures components from a broad group of suppliers, determined on an assembly-by-assembly basis. Some of the products and assemblies manufactured by the Company require one or more components that may be available from only a single source. Some of these components are allocated in response to supply shortages. The Company attempts to ensure the continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, the Company attempts to arrange for alternative sources of supply, where available, or defers planned production to meet the anticipated availability of the critical components. In some cases, supply shortages could substantially curtail production of all assemblies using a particular component. While the Company has not experienced material shortages in the recent past, such shortages could produce significant short-term interruptions of the Company's future operations. Some of the Company's material suppliers are Arrow Electronics, Avnet Group, Chapin & Bangs, Future Electronics, Simcona Electric Corp, and Yard Metals. The Company currently has access to number of alternative suppliers if any such suppliers were to cease or materially decrease their business dealings with the Company.

         The Company does not maintain a large inventory of materials and does not place orders for materials unless required in response to a specific customer purchase order. If the Company does have any obsolete inventory, it is written-off or reserved immediately.

INTELLECTUAL PROPERTY RIGHTS

         The Company regards its manufacturing processes, proprietary software and circuit designs as proprietary trade secrets and confidential information. To maintain the trade secrecy of its proprietary software, the Company relies largely upon a combination of trade secret laws, copyright laws, internal security systems and confidentiality procedures. Third parties may attempt to exercise alleged rights in any of the copyrights or other intellectual property rights established by the Company, and the Company's failure or inability to establish appropriate copyrights or to adequately protect any of its intellectual property rights may have a material adverse affect on the Company.

GOVERNMENT REGULATION

         The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management and health and safety matters. Management believes that the Company's business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the work-place and the use, discharge and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to the Company. However, new or modified requirements, not presently anticipated, could be adopted creating additional expenses for the Company.

EMPLOYEES

         As of September 30, 1999, the Company employed 111 full time employees. The Company employs 35 people in finance, sales and administration; 68 people in manufacturing operations and 8 people handling various engineering functions. Currently none of the Company's employees are members of a union. Management considers its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal operations are conducted in Poughkeepsie, New York, in an approximately 75,000 square foot plant situated on a 5.5-acre parcel of land. In addition, the Company owns a second 65,000 square foot plant in Poughkeepsie, which is presently up for sale. These facilities are mortgaged in the amount of $550,000 as of June 25, 1999. The Company also owns approximately
55.76 acres of vacant land in Poughkeepsie. Management of the Company believes that the Company's facilities are sufficient for its current and reasonably anticipated operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in pending and threatened legal actions and proceedings arising in the ordinary course of its business. In the opinion of management, the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 15, 1999, the Company conducted an annual meeting of its stockholders. At this meeting, the stockholders voted on the matters described below:

         1. The stockholders approved the terms of a financial restructuring pursuant to which the Company restructured certain indebtedness and obtained a capital infusion. There were 837,202 votes cast in favor, 0 votes cast against and 0 votes withheld. There were 392,017 shares abstaining. There were no broker non-votes.

         2. The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 shares to 50,000,000 shares. There were 1,229,219 votes cast in favor, 0 votes cast against and 0 votes withheld. There were no abstentions or broker non-votes.

         3. The stockholders elected the following directors to the Board of Directors: Jay H. Solomont, Peter C. Zachariou, Mark Karasick, Thomas H. Lenagh and Jan M. Winston. For each of the directors there were 1,229,219 votes cast in favor, 0 votes cast against and 0 votes withheld. There were no abstentions or broker non-votes.

         4. The stockholders approved an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder from 60,000 shares to 350,000 shares. There were 1,229,219 votes cast in favor, 0 votes cast against and 0 votes withheld. There were no abstentions or broker non-votes.

         5. The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's auditors for Fiscal 1999. There were 1,229,219 votes cast in favor, 0 votes cast against and 0 votes withheld. There were no abstentions or broker non-votes.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         From May 14, 1997 through February 23, 1999, the Company's common stock was traded on the Nasdaq SmallCap Market under the symbol "ASDG". Since February 24, 1999, the Company's common stock has been trading on the Nasdaq OTC Electronic Bulletin Board under the symbol "ASDG." The following table sets forth the high and low sale prices as furnished by The Nasdaq Stock Market, Inc. for the calendar quarter indicated:

1997
----
                                                          HIGH           LOW

Quarter ended June 27, 1997 (commencing May 14, 1997)    $5.75          $4.80
Quarter ended September 26, 1997                          6.125          4.00
Quarter ended December 25, 1997                           5.125          2.3125

1998

Quarter ended March 27, 1998                             $3.625         $1.25
Quarter ended June 26, 1998                               1.875            .3125
Quarter ended September 25, 1998                          1.375            .50
Quarter ended December 25, 1998                           1.1875           .375

1999

Quarter ended March 26, 1999                             $1.1562        $ .5938
Quarter ended June 25, 1999                               1.1875           .5938

         These bid prices are inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

HOLDERS

         As of October 4, 1999, there were approximately 58 holders of record of the common stock. The Company believes that the common stock is held by in excess of 350 beneficial holders.

DIVIDEND POLICY

         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment of cash dividends on the common stock will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors, as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company has effected the following sales of unregistered securities in the last three fiscal years:

         1. Effective June 26, 1998, the Company paid $110,000 in cash, issued $110,000 in promissory notes and issued 73,461 shares of Series C Convertible Preferred Stock in satisfaction for $1,210,00 in principal and unpaid interest pursuant to promissory notes due in June 1998.

         2. In December 1998, the Company sold to three investors 825 shares of Series D Convertible Preferred Stock in consideration for $825,000 in aggregate. The investors were accredited investors and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

         3. In connection with a restructuring of its credit facility with PNC Bank, in March 1999, the Company issued to PNC Bank warrants to purchase 100,000 shares of common stock at an exercise price of $1.75 per share.

         4. In March 1999, the Company sold 1,325 shares of Series E Convertible Preferred Stock in consideration for $1,325,000. The investors were accredited investors and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

         5. By letter agreement dated February 9, 1999, the Company agreed to issue 75,000 shares of common stock to each of two original founders in consideration for the forgiveness of $339,000 of deferred compensation.

         6. By letter agreement dated March 4, 1999, the Company agreed to issue to Gary Horne 150,000 shares, to release 85,718 shares being held in escrow and to exchange releases consideration for the forgiveness of $707,000.

         In connection with each these transaction, the Company did not pay underwriting discounts or commissions. These shares were all issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), by reason of the exemption from registration afforded. Except as otherwise noted, the shares were issued pursuant to the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering. Each recipient of shares delivered appropriate investment representations to the Company with respect thereto and consented to the imposition of restrictive legends upon the certificates evidencing the shares.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Part II, Item 7 of this report.

RESULTS OF OPERATIONS

         FISCAL 1999 AS COMPARED TO FISCAL 1998

         For Fiscal 1999, the Company's net sales decreased by $4,688,000 or 32.8% to $9,611,000 from $14,300,000 for Fiscal 1998. The decrease in sales was due to a continued slowdown experienced by several large customers, principally those affected by the Asian market, which resulted in the reduction of orders placed with the Company. Additionally, the financial position of the Company during Fiscal 1999 resulted in the Company not being successful in obtaining a greater portion of the jobs for which it bid.

         Costs of goods sold for Fiscal 1999 decreased by $5,011,000 or 35.8% to $8,977,000 from $13,989,000 for Fiscal 1998. The decrease in cost of goods sold is primarily the result of a decrease in net sales. This was partially offset by the write-down of approximately $400,000 on assets held for sale. Gross profit as a percentage of net sales increased by 4.4% from 2.2% for Fiscal 1998 to 6.6% for Fiscal 1999. This was primarily due to improved management of the Company's inventory.

         Selling, general and administrative expenses increased for Fiscal 1999 by $394,000 or 8.6% to $4,990,000 from $4,596,000 for Fiscal 1998. The increase in selling, general and administrative expenses is primarily the result of increased resources expended in selling and marketing of $142,000, an increase in the professional fees to manage the Company and financial services of $359,000 offset by management decreases in administrative functions.

         Interest expense decreased in Fiscal 1999 by $517,000 or 42% to $714,000 from $1,231,000 for Fiscal 1998. The decrease in interest expense results from a net reduction in debt related to the debt restructurings during Fiscal 1999 and Fiscal 1998.

         During Fiscal 1999, the Company reduced its net deferred tax asset by $1,106,000. The total valuation allowance at June 25, 1999 of $1,759,000 reduces the net deferred tax asset to zero. This reduction was made in light of the significant loss recognized by the Company in Fiscal 1999 and the limitations on the usage of the net operating loss carryforwards resulting from the capital infusion by investors in Fiscal 1998.

         Extraordinary gains in Fiscal 1999 and Fiscal 1998 of $2,836,000 and $666,000, respectively, were the result of debt restructuring with the Company's lenders and two original founders of the Company.

         The Company recorded a dividend of $943,000 to record the beneficial conversion feature of the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock during Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         GENERALLY

         During Fiscal 1999, the Company reached agreements with PNC Bank ("PNC"), Bankers Trust Company ("BT"), two original founders of the Company (the "Founders") and Gary D. Horne, the Company's former Chief Executive Officer and Chairman of the Board ("GH"). The terms of the agreements are as follows:

         1. As of March 10, 1999, PNC agreed to increase the Company's revolving credit line from $4,500,000 to $5,700,000 through June 25, 2000.

         2. Effective February 26, 1999, the Company entered into an agreement with BT pursuant to which the Company's obligation was reduced from $2,501,000 plus accrued interest of $261,000 to $800,000. The Company paid $250,000 on March 31, 1999 and the balance of $550,000 is payable in 24 months without interest. As a result of this transaction, the Company recorded an extraordinary gain of $1,962,000. As a result of the non-payment to the Noteholders of the amount due in June 1999, amounts due to PNC and BT are in default. PNC has issued a waiver for such default.

         3. By letter agreement dated February 9, 1999, the Founders agreed to accept 75,000 shares of common stock each in lieu of the existing deferred compensation agreement, resulting in an extraordinary gain of $246,000.

         4. By letter agreement dated March 4, 1999, GH agreed to forgive indebtedness of $707,000 plus accrued interest in consideration for 150,000 shares of common stock and the release of 85,718 shares of common stock held in escrow along with other non-financial concessions. This forgiveness of debt resulted in an extraordinary gain of $628,000.

         The Company incurred a net loss of $2,235,000 for Fiscal 1999. Sales for this period were significantly less compared to the previous year due to a continued slow down experienced by several large customers primarily affected by the situation in Asia.

         STATEMENTS OF CASH FLOW

         Net cash used in operations was $4,281,000 for Fiscal 1999 as compared to $1,093,000 used in operations for Fiscal 1998. The increase in cash used in operations was primarily the result of the net loss and increase in accounts receivable offset by a decrease in inventory. The inventory reduction was primarily the result of a write-off of inventory which resulted from two large customers reducing orders. Net cash provided by financing activities during Fiscal 1999 was $4,309,000 as compared to $96,000 in Fiscal 1998. This was primarily from the net proceeds from the sale of common and preferred stock. Working capital increased to $204,000 at June 25, 1999 from a deficiency of $127,000 at June 26, 1998.

         LIQUIDITY

         Notwithstanding the significant steps taken by management to restructure the Company's debt, the Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 2000. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings. The investors have committed to the Company to fund the Company's working capital requirements through Fiscal 2000.

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

         The Company anticipates that it will incur capital expenditures of $190,000 during Fiscal 2000. Such expenditures will be primarily for facility upgrades including a clean room and computer upgrades for Year 2000 compliance. The Company intends to finance these capital expenditures through the funds raised or existing and anticipated capital resources.

NET OPERATING LOSS CARRYFORWARDS

         As of June 25, 1999, the Company had a net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $4,500,000 which begins to expire in 2006. The restructuring in Fiscal 1998 resulted in a "change of control" for federal income tax purposes and limited the Company's ability to utilize such NOLs. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company monitors the realizability of such assets and establishes a valuation allowance for all amounts that are not likely to be realized. As of June 25, 1999, the total valuation allowance was $1,759,000, which reduced the net deferred tax asset to zero.

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

         While the Company believes it has made substantial progress in resolving any Year 2000 issues, sufficient testing to date has not been completed to fully validate readiness. Additional testing is planned during Fiscal 2000 to reasonably ensure Year 2000 readiness. The Company is planning to complete all necessary Year 2000 upgrades of its systems by December 31, 1999.

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

         The Company may also be affected by third-party suppliers or customers who have not modified their systems to adequately address the Year 2000 issue. Management believes that the Company's third-party suppliers and customers have made appropriate modifications to their systems or that any such failure to modify will not adversely effect the Company. However, there can be no assurance of these facts.

         To date, Year 2000 readiness has cost the Company an estimated $90,000 (including upgrades to existing systems) and will cost approximately $100,000 in the aggregate to complete.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is incorporated by reference to pages F-1 through F-15 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                      AGE    POSITIONS
----                      ---    ---------
Jay H. Solomont *......   43     Co-Chairman of the Board and Director
Benjamin Rabinovici....   77     Co-Chairman of the Board and Director
Peter C. Zachariou.....   38     President, Chief Executive Officer and Director
William Courchaine.....   37     Chief Operating Officer
Thomas H. Lenagh* **...   74     Director
Jan M. Winston* **.....   63     Director
Kevin E. Homon.........   44     Controller and Secretary

*     Member of Audit Committee.
**    Member of Compensation Committee

         JAY SOLOMONT became a director and Chairman of the Board of the Company in June 1998. Mr. Solomont has been a private investor for at least the past five years. Prior to that, Mr. Solomont held various executive and general management positions with A/D/S group, one of the premier nursing home companies in the northeast region of the United States, until this company was sold to the multi-care group. Mr. Solomont, along with his brothers, continues to own a group of assisted living facilities. Mr. Solomont's private investments include, but are not limited to, part ownership of a decorative art factory in the United States, ownership of several real estate properties in the United States and, along with his partners, ownership of the exclusive rights to develop IMAX Theaters in Israel.

         BENJAMIN RABINOVICI became a director and the Co-Chairman of the Board in July 1999 when Mark Karasick, another director, resigned. Dr. Rabinovici is a private investor in real estate and several electronics companies. He is a director of Parlex Corporation and I.M. Corp. From 1980 to 1996, Dr. Rabinovici was Chairman of the Board, Chief Executive Officer and President of Typanium Corporation and from 1983 to 1989 he was Chairman of the Board, Chief Executive Officer and President of International Microwave Corporation. From 1968 to 1974, Dr. Rabinovici was a Professor of Electrical Engineering at Northeastern University in Boston, Massachusetts.

         PETER C. ZACHARIOU became the President and a director of the Company in June 1998 and became Chief Executive Officer in March 1999. Since June 23, 1995 Mr. Zachariou has also held various positions with JR Consulting, Inc., a company with a class of securities traded on the Nasdaq OTC Electronic Bulletin Board(R); most recently Mr. Zachariou serves as the Chairman of the Board, President and Treasurer. For at least the preceding five years, Mr. Zachariou has been a private investor.

         WILLIAM COURCHAINE has been Chief Operating Officer of the Company since June 1, 1999. Prior to that, Mr. Courchaine was Vice President of Operations of Company from September 15, 1997 through May 31, 1999. During the past five years with the Company, Mr. Courchaine also held the position of Director of Quality Assurance for the Company. Over the past five years, Mr. Courchaine has managed many facets of the Company's operations.

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

         The Company's annual compensation to non-employee directors consists of the lesser of $1,000 per meeting or $4,000 per year. In addition, non-employee directors will receive annual grants of stock options under the 1996 Plan to purchase 7,500 shares of common stock. The options will be exercisable at the greater of fair market value on the date of grant or $1.00, will vest at the end of each full year of service and will be exercisable for a period of ten years thereafter.

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

         Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to Fiscal 1999, its executive officers, directors and greater than 10% beneficial owners did not timely comply with such filing requirements. The Form 3s for William Courchaine and Benjamin Rabinoviki and the Form 5s for the other executive officers, directors and significant stockholders for Fiscal 1999 have not been filed.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides information with respect to the compensation paid or accrued by the Company and all its subsidiaries to the Company's Chief Executive Officer and President (collectively, the "Named Executive Officers") in all their capacities for Fiscal 1999, 1998 and 1997. No other executive officer of the Company received salary and bonus compensation in Fiscal 1999, 1998 and 1997 in excess of $100,000.

                                                             SUMMARY COMPENSATION TABLE
                                                             --------------------------
                                                                                                        LONG TERM
                                                   ANNUAL COMPENSATION                             COMPENSATION AWARDS
                                                   -------------------                             -------------------
                                                                                 OTHER ANNUAL       SHARES UNDERLYING
NAME AND PRINCIPAL POSITION                   YEAR     SALARY      BONUS        COMPENSATION(1)        OPTIONS(#)
---------------------------                   ----     ------      -----        ---------------        ----------
Peter C. Zachariou,                           1999    $84,000        $0               $0                    0
President and Chief Executive Officer (2)     1998       $0          $0               $0                    0
                                              1997       $0          $0               $0                    0

William Courchaine,                           1999    $74,400        $0               $0                    0
Chief Operating Officer                       1998    $77,171        $0               $0                    0
                                              1997    $60,280        $0               $0                    0

----------


(1) The table does not include amounts for personal benefits extended to Mr. Zachariou or Mr. Courchaine by the Company, such as health or life insurance. The Company believes that the incremental cost of such benefits to Mr. Zachariou and Mr. Courchaine during Fiscal 1999 through Fiscal 1997 did not exceed the lesser of $50,000 or 10% of his total annual salary and bonuses.

(2) Mr. Zachariou was appointed President of the Company on June 26, 1998. To date, Mr. Zachariou's salary has accrued and not been paid. Mr. Zachariou has orally agreed to allow his salary to accrue until such time as the Company has sufficient cash flow to pay Mr. Zachariou.

EXECUTIVE EMPLOYMENT AGREEMENTS

         On July 24, 1998, the Company agreed to compensate Mr. Zachariou for his services as President and Chief Executive Officer of the Company. Although no formal written agreement exists, the Board of Directors agreed that Mr. Zachariou would be paid $7,000 per month while serving as President of the Company. As described above, this salary has not been paid but is being accrued.

         The Company is in the process of obtaining key man insurance on the life of Mr. Zachariou. No assurance can be given that this insurance will be obtained or that it will be in sufficient amount to protect the Company in the event of the death of Mr. Zachariou.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no grants of stock options made during the Fiscal 1999 to the Company's Named Executive Officers.

STOCK OPTIONS HELD AT END OF FISCAL 1999

         No stock options are currently held by the Company's Named Executive Officers as of June 25, 1999. No options were exercised by the Named Executive Officers during Fiscal 1999.

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

         As of June 25, 1999, the Company has outstanding options under the 1996 Plan to purchase 215,000 shares of common stock to six persons, including options to purchase 5,000 shares of common stock to Gregory Horne and options to purchase 7,500 shares of common stock to Mark Karasick which were subsequently cancelled. None of such options were granted to the Named Executive Officers.

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

                                                                                           PERCENT
NAME AND ADDRESS                                            NUMBER OF SHARES            BENEFICIALLY
OF BENEFICIAL OWNER (1)                                BENEFICIALLY OWNED (2)(3)            OWNED
-----------------------                                -------------------------            -----
Benjamin Rabinovici..................................                       0                  0%
Peter C. Zachariou ..................................               3,200,002               27.6
William R. Courchaine................................                       0                0
Thomas H. Lenagh.....................................                  15,000 (4)            0
Jan M. Winston.......................................                  15,000 (4)            0
Jay Solomont.........................................               2,500,000               23.6
All directors and named executive officers
as a group (6 persons)...............................               5,730,002               45.4%

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

(4) Represents currently exercisable options to purchase shares of common stock. Does not include additional options to purchase shares of common stock which are not exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN FROM PETER ZACHARIOU

         During Fiscal 1999, Peter C. Zachariou, the Company's President and Chief Executive Officer and a director of the Company, advanced to the Company $118,988. Such advance is evidenced by a promissory note bearing interest at the rate of 8% per annum and is payable on June 15, 2000.

TRANSACTIONS WITH NETCOMP, INC.

         The Company purchases computers, computer supplies and services from Netcomp, Inc., which operates the ComputerLand franchise in Poughkeepsie, New York. Netcomp, Inc. is owned by Gary D. Horne and Stanley F. Zuk, two former executive officers of the Company. Purchases from Netcomp, Inc. aggregated $52,000 in Fiscal 1999 and $134,000 in Fiscal 1998.

APPROVAL OF AFFILIATED TRANSACTIONS

         All transactions between the Company and its directors, executive officers and principle stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of the independent outside directors of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBIT NO.      DESCRIPTION
   -----------      -----------
        3.1         Certificate of Incorporation, as amended. (1)
        3.2         Bylaws.(2)
        4.1         Specimen Certificate of Common Stock. (2)
       10.1         1996 Stock Option Plan, as amended (1)
       10.2         Restated Line of Credit Loan and Security  Agreement dated as of December 28, 1995 between Automatic Systems
                    Developers, Inc.; High Technology Computers, Inc. and
                    Poughkeepsie Savings Bank, FSB.(2)(3)
       10.3         Second Amended Modification, Extension, Spreader and
                    Assumption Agreement dated as of December 28, 1995 between
                    Automatic Systems Developers, Inc. and Poughkeepsie Savings
                    Bank, FSB.(2)
       10.4         Second Amended Modification, Extension, Spreader and
                    Assumption Agreement dated as of December 28, 1995 between the Registrant; Automatic Systems Developers, Inc. and
                    Poughkeepsie Savings Bank, FSB.(2)
       10.5         Option Agreement dated as of May 31, 1996 by and among
                    Banker's Trust Company and the Registrant.(2)
       10.6         Amendment to December 29, 1995 Purchase Agreement.(2)
       10.7         Intentionally deleted
       10.8         Intentionally deleted
       10.9         Intentionally deleted.
       10.10        Intentionally deleted.
       10.11        Form of Indemnification Agreement dated May 12, 1997 between the Registrant and its executive officers and directors.(3)
       10.12        Securities Purchase Agreement dated as of June 26, 1998 by and among the Registrant, the parties listed on Schedule 1 to the Agreement and Gary D. Horne.(4)
       10.13        Agreement dated as of June 26, 1998 by and among Automatic
                    Systems Developers, Inc.; High Technology Computers, Inc.;
                    the Registrant; the financial institutions which are now or hereafter become a party to the Credit Agreement; and PNC
                    Bank, National Association.(4)
       10.14        Option and Forbearance Agreement dated as of June 26, 1998 by and among Bankers Trust Company; Automatic Systems
                    Developers, Inc. and the Registrant.(4)
       10.15        Form of Agreement with holders of: (I) 10% senior promissory note due June 19, 1998 and/or (ii) warrants to purchase
                    Common Stock.(4)
       10.16        Form of Letter Agreement with holders of warrants to
                    purchase an aggregate of 122,750 shares of the Registrant
                    Common Stock.(4)
       10.17        Second Amendment Agreement dated as of September 7, 1999 by and among Automatic Systems Developers, Inc.; High
                    Technology Computers, Inc.; the Registrant; the financial institutions which are not or hereafter become a party to the Credit Agreement and PNC Bank, National Association
       21.1         List of Subsidiaries of the Registrant.(1)
       27.1         Financial Data Schedule.

----------
(1)      To be filed by Amendment.
(2) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-7731).

(3) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended June 27, 1997.
(4) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed July 9, 1998

         (b) Reports on Form 8-K- The Company filed a Current Report on Form 8-K on July 9, 1998.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 8, 1999              ASD GROUP, INC.

                                    By: /s/ PETER C. ZACHARIOU
                                        ----------------------------------------
                                        Peter C. Zachariou, President and Chief
                                        Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                                 DATE
---------------------------------------        --------------------------------------    -----------------------------
/s/ PETER C. ZACHARIOU                         President and Chief Executive                  October 8, 1999
---------------------------------------        Officer and Director
Peter C. Zachariou

/s/ WILLIAM COURCHAINE                         Chief Operating Officer                        October 8, 1999
---------------------------------------
William Courchaine

/s/ KEVIN HOMON                                Controller (Principal Financial and            October 8, 1999
---------------------------------------        Accounting Officer)
Kevin Homon

                                               Director                                       October  , 1999
---------------------------------------
Thomas H. Lenagh

                                               Director                                       October  , 1999
---------------------------------------
Jan M. Winston

/s/ JAY SOLOMONT                               Co-Chairman of the Board and Director          October 8, 1999
---------------------------------------
Jay Solomont

/s/ BENJAMIN RABINOVICI                        Co-Chairman of the Board and Director          October 8, 1999
---------------------------------------
Benjamin Rabinovici

                                 ASD GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report............................................F-2

Consolidated Balance Sheet as of June 25, 1999..........................F-3

Consolidated Statements of Operations for the Years Ended June 25, 1999
and June 26, 1998.......................................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended June
25, 1999 and June 26, 1998..............................................F-5

Consolidated Statements of Cash Flows for the Years Ended June 25, 1999
and June 26, 1998.......................................................F-6

Notes to Consolidated Financial Statements..............................F-7-F-15

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ASD Group, Inc.
Poughkeepsie, New York

         We have audited the accompanying consolidated balance sheet of ASD Group, Inc. and subsidiaries as of June 25, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 25, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ASD Group, Inc. and subsidiaries as of June 25, 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 25, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
October 5, 1999

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                  JUNE 25, 1999
                                                                                  -------------
Current assets:
  Cash......................................................................      $     4,961
  Accounts receivable, less allowance for doubtful accounts of
    $316,987................................................................        1,564,121
  Inventory, less reserve of  $203,391......................................        2,108,755
  Prepaid expenses and other current assets.................................          111,962
  Asset held for sale.......................................................          950,000
                                                                                  -----------
         Total current assets...............................................        4,739,799
Property, plant and equipment, net..........................................        3,055,282
Other assets................................................................          159,619
                                                                                  -----------
Total assets................................................................      $ 7,954,700
                                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................................      $ 2,360,521
  Accounts payable..........................................................        1,547,348
  Accrued expenses..........................................................          627,582
                                                                                  -----------
         Total current liabilities..........................................        4,535,451
Long-term debt..............................................................        3,340,902
                                                                                  -----------
         Total liabilities..................................................        7,876,353
                                                                                  -----------
Contingencies (See Notes)
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 75,120
     Convertible shares issued and outstanding..............................        2,792,857
   Common stock, $.01 par value, 50,000,000 shares authorized,
     10,404,982 shares issued and outstanding...............................          104,050
  Paid-in capital...........................................................        7,062,258
  Deficit...................................................................       (9,880,818)
                                                                                  -----------
         Total stockholders' equity.........................................           78,347
                                                                                  -----------
Total liabilities and stockholders' equity..................................      $ 7,954,700
                                                                                  ===========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED
                                                                  ------------------------------
                                                                     JUNE 25,          JUNE 26,
                                                                       1999              1998
                                                                  ------------      ------------
Net sales ...................................................     $  9,610,801      $ 14,298,745
Cost of goods sold ..........................................        9,282,961        13,988,630

         Gross profit .......................................          327,840           310,115
                                                                  ------------      ------------
Operating expenses:
     Sales and marketing ....................................          453,501           311,981
     General and administrative .............................        4,536,264         4,283,890
                                                                  ------------      ------------
         Total operating expenses ...........................        4,989,765         4,595,871
                                                                  ------------      ------------
         Loss from operations ...............................       (4,661,925)       (4,285,756)

Interest expense ............................................         (713,885)       (1,230,882)

Financial restructuring costs ...............................               --          (124,000)
                                                                  ------------      ------------
         Loss before income taxes and extraordinary gain ....       (5,375,810)       (5,640,638)

Income tax expense ..........................................               --        (1,717,532)
                                                                  ------------      ------------
         Loss before extraordinary gain .....................       (5,375,810)       (7,358,170)

Extraordinary gain ..........................................        2,835,565           665,500
                                                                  ------------      ------------
         Net loss ...........................................       (2,540,245)       (6,692,670)

Preferred stock dividend ....................................          942,857                --
                                                                  ------------      ------------
Loss applicable to common stockholders ......................     $ (3,483,102)     $ (6,692,670)
                                                                  ============      ============
Amounts applicable to common stockholders per basic and
diluted common share:

Loss before extraordinary gain ..............................     $      (1.71)     $      (4.66)
Extraordinary gain ..........................................              .77               .42
                                                                  ------------      ------------
Loss applicable to common stockholders ......................     $       (.94)     $      (4.24)
                                                                  ============      ============
Weighted average common shares outstanding ..................        3,684,611         1,579,018
                                                                  ============      ============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 PREFERRED STOCK                 COMMON STOCK                              RETAINED
                             -------------------------    --------------------------       PAID-IN         EARNINGS
                               SHARES         AMOUNT         SHARES          AMOUNT        CAPITAL         (DEFICIT)       TOTAL
                               ------         ------         ------          ------        -------         ---------       -----
Balance, June 28, 1997 ...         --      $        --     1,577,917        $ 15,779     $ 4,206,892     $   294,954    $ 4,517,625

Net loss .................         --               --            --              --              --      (6,692,670)    (6,692,670)

Financial restructuring
(Note 3) .................    734,259        1,909,000       402,017           4,020         163,980              --      2,077,000
                             --------      -----------    ----------        --------      ----------     -----------    -----------
Balance, June 26, 1998 ...    734,259        1,909,000     1,979,934          19,799       4,370,872      (6,397,716)       (98,045)

Net loss .................         --               --            --              --              --      (2,540,245)    (2,540,245)

Debt restructuring
(Note 3) .................         --               --       300,000           3,000         250,125              --        253,125

Common stock issued ......         --               --       250,000           2,500          87,000              --         89,500

Preferred stock conversion   (684,199)      (2,357,000)    7,772,221          77,723       2,279,277              --             --

Preferred stock issued ...     25,060        2,298,000            --              --              --              --      2,298,000

Warrants exercised .......         --               --       102,827           1,028          74,984              --         76,012

Preferred stock dividend .         --          942,857            --              --              --        (942,857)            --
                             --------      -----------    ----------        --------      ----------     -----------    -----------
Balance, June 25, 1999 ...     75,120      $ 2,792,857    10,404,982        $104,050      $7,062,258     $(9,880,818)   $    78,347
                             ========      ===========    ==========        ========      ==========     ===========    ===========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                                    ----------------------------
                                                                      JUNE 25,         JUNE 26,
                                                                        1999             1998
                                                                    -----------      -----------
Operating activities:
  Net loss ....................................................     $(2,540,245)     $(6,692,670)
  Adjustments to reconcile net loss to net
       Cash used in operating activities:
        Depreciation and amortization .........................         392,293          771,431
       (Benefit) provision for doubtful accounts ..............         (24,013)         178,000
        Common stock issued for services ......................          53,700               --
        Deferred compensation .................................          18,764           34,747
        Interest accrued-stockholder advances .................          33,317           57,289
        Deferred income taxes .................................              --        1,717,532
        Extraordinary gain from restructuring .................      (2,835,565)        (665,500)
        Inventory reserve .....................................        (142,435)         345,826
        Asset held for sale-writedown .........................         405,565               --
        Changes in assets and liabilities:
            Accounts receivable ...............................        (642,427)       1,099,721
            Inventory .........................................       1,076,577        1,669,171
            Prepaid expenses and other current assets .........          47,674           42,788
            Other assets ......................................             944          150,569
            Accounts payable ..................................          95,451          216,215
            Accrued expenses ..................................        (220,139)           5,297
            Payments of deferred compensation .................              --           23,360
                                                                    -----------      -----------
                 Net cash used in operating activities ........      (4,280,539)      (1,092,944)
                                                                    -----------      -----------
Investing activities:
  Capital expenditures ........................................         (28,892)         (97,378)
                                                                    -----------      -----------
Financing activities:
  Net proceeds from sale of common and preferred stock ........       4,309,812               --
  Borrowings ..................................................         525,652        7,135,741
  Payments of long-term debt ..................................        (476,918)      (7,114,282)
  Financing costs .............................................         (49,058)        (229,058)
  Loans - life insurance policies .............................              --          303,635
                                                                    -----------      -----------
                 Net cash provided by financing activities ....       4,309,488           96,036
                                                                    -----------      -----------
Net increase (decrease) in cash ...............................              57       (1,094,286)
Cash, beginning of year .......................................           4,904        1,099,190
                                                                    -----------      -----------
Cash, end of year .............................................     $     4,961      $     4,904
                                                                    ===========      ===========
Supplemental disclosures:
 Cash paid during the year for:
      Income taxes ............................................     $     5,819      $     3,571
                                                                    ===========      ===========
      Interest ................................................     $   595,602      $   927,924
                                                                    ===========      ===========
 Capital contribution receivable ..............................     $        --      $ 1,900,000
                                                                    ===========      ===========
 Debt converted upon debt restructurings ......................     $ 3,088,690      $   880,000
                                                                    ===========      ===========
 Capital leases entered into ..................................     $   102,895      $   267,520
                                                                    ===========      ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION

         ASD Group, Inc. ("ASD") and its wholly-owned subsidiaries (the "Company") is a provider of contract manufacturing and engineering services to domestic original equipment manufacturers. The Company provides a wide range of services including product engineering and design, procurement, precision fabrication of sheet metal and machined parts, printed circuit board assembly, electro-mechanical assembly and functional testing.

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the consolidated accounts of ASD Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION--Sales are recorded as products are shipped or when services are rendered.

         FINANCING COSTS--During the years ended June 25, 1999 and June 26, 1998, the Company incurred $49,058 and $229,058, respectively, in connection with debt financings (see Note 5). These costs have been capitalized in other assets and are being amortized over the terms of the financings. Amortization and write-off of financing costs for the years ended June 25, 1999 and June 26, 1998 were $94,464 and $422,296, respectively.

         PROPERTY, PLANT, AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years.

         INVENTORY--Inventory, consisting of work-in-progress and raw materials of $1,470,409 and $638,346, respectively, is stated at the lower of cost (first-in, first-out method) or market. Inventory that becomes obsolete because of customer required changes is written-off or reserved at the time the job is completed or when an engineering change is implemented. During Fiscal 1999, the Company wrote-off $1,500,000 of inventory and that was expected to be shipped pursuant to orders from customers. However, the requirements with respect to such purchase orders were either reduced or cancelled by customers.

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

         Customers that accounted for 10% or more of the Company's net sales are as follows:

                                                                  YEARS ENDED
                                                            --------------------
                                                            JUNE 25,    JUNE 26,
         CUSTOMER                                             1999        1998
         --------                                             ----        ----

         ENI Technologies...........................           19%         22%
         Spectran Corporation......................             -          18
         Van Dam Machine Co.......................             19           -
         Aydin Corporation........................             11           -
         Karl Suiss America, Inc..............                 10           -
         Olin Microelectronics......................            -          13
                                                               ---         ---
                                                               59%         53%
                                                               ===         ===

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

         ADOPTION OF FINANCIAL ACCOUNTING STANDARDS--In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. There were no components of comprehensive income other than net income for the years ended June 25, 1999 and June 26, 1998. SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company has determined that it operates in only one segment.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of the Company's credit facilities approximates fair value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

3.       RESTRUCTURING

         On June 26, 1998, the Company entered into an agreement with an investor group (the "Investors") for a $1,900,000 capital infusion and entered into agreements with its primary lenders to restructure the Company's debt (the "Financial Restructuring").

         The Investors purchased $1,900,000 of equity consisting of 392,017 unregistered shares of common stock, 329,999 shares of Series A Convertible Preferred Stock ("Series A Stock"), 330,799 shares of Series B Convertible Preferred Stock ("Series B Stock") and five-year warrants to purchase 4,000,000 shares of common stock at an exercise price of $.75 per share. The Investors purchased an additional 22,910 shares of Series A Stock for $148,000 during Fiscal 1999. On March 15, 1999, the stockholders approved the Financial Restructuring upon which the shares of Series A Stock and Series B Stock converted into 6,837,071 shares of Common Stock at the rate of 10 shares of common stock for each share of preferred stock.

         As part of the Financial Restructuring, the Company reached agreements with its three primary lenders: PNC Bank ("PNC"), Bankers Trust Company ("BT"), and a group of private noteholders (the "Noteholders") to restructure its debt as follows:

         2. PNC agreed to maintain the Company's existing line of credit through June 25, 2000 (see Note 5), with a one-year extension, provided certain conditions are met and no events of default occur. In consideration for the above, PNC received five-year warrants to purchase 100,000 shares of common stock at $1.75 per share. The line of credit places restrictions on the Company's ability to obtain financing through either the offering of equity or by incurring additional debt.

         3. BT was paid $250,000 to defer the outstanding principal amount owed to BT for nine months until March 1999. The Company would not make principal and interest payments to BT during this period, although the amounts owed would continue to accrue interest. The 100,000 warrants to previously issued to BT were cancelled.

         4. The Company settled $1,210,000 principal and interest owed to Noteholders. The Company:

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

                  The difference between the amount owed to the Noteholders and the fair value of the settlement is recorded as a $792,000 extraordinary gain in Fiscal 1998.

                  The Company did not make the required payments to the Noteholders in June 1999. The Company is currently attempting to renegotiate the terms of this $110,000 payment.

         5. In addition, holders of outstanding warrants to purchase 123,750 shares of common stock at $2.69 per share agreed to exchange these warrants for five-year warrants for the purchase of 400,000 shares of common stock at $1.50 per share during Fiscal 1998.

         6. With respect to the Financial Restructuring, the Company obtained a fairness opinion from the underwriter of the Company's initial public offering (the "Underwriter"). In exchange, the Company paid a $25,000 fee and amended the warrants to purchase 94,500 shares of common stock currently held by the underwriter to lower the exercise price from $8.3375 per share to $1.50 per share. In addition, the Underwriter received 10,000 shares of common stock.

         7. The Company paid an investment banking firm that advised the Investors $118,000 and issued to the investment banking firm five-year warrants to purchase 141,360 shares of common stock at $.35 per share. The total value of the amounts paid to this investment banking firm ($126,500) reduced the extraordinary gain in Fiscal 1998.

         The Company obtained an independent appraisal with respect to the securities that were issued pursuant to the Financial Restructuring. Based on the findings of the appraisal, all securities issued by the Company have been recorded at fair value.

         During Fiscal 1999, the Company issued 825 shares of Series D Convertible Preferred Stock with a stated value of $1,000 per share for $825,000 and 1,325 shares of Series E Convertible Preferred Stock with a stated value of $1,000 per share for $1,325,000. The Series D and Series E Convertible Preferred Stock will convert into common stock at the rate of stated value divided by seventy percent (70%) of the average market price of the common stock for the five trading days immediately prior to the conversion date (subject to adjustment under certain circumstances). A dividend of $375,000 for the Series D Convertible Preferred Stock and $567,857 for the Series E Convertible Preferred Stock was recorded for Fiscal 1999 to record the beneficial conversion feature. During Fiscal 1999, 100 shares of Series D Convertible Preferred Stock had converted into 238,636 shares of common stock and 391 shares of Series E Convertible Preferred Stock had converted into 696,508 shares of common stock.

         During Fiscal 1999, warrants to purchase 102,827 common shares were exercised. As a result, 2,827 shares of common stock were issued in consideration for $.358 per share and 100,000 shares of common stock were issued in consideration for $.75 per share.

         During Fiscal 1999, the Company reached agreements with PNC, BT, two original founders of the Company (the "Founders") and Gary D. Horne, the Company's former Chief Executive Officer and Chairman of the Board ("GH"). The terms of the agreements are as follows:

         1. As of March 10, 1999, PNC agreed to increase the Company's revolving credit line from $4,500,000 to $5,700,000 through June 25, 2000.

         2. Effective February 26, 1999, the Company entered into an agreement with BT pursuant to which the Company's obligation was reduced from $2,501,000 plus accrued interest of $261,000 to $800,000. The Company paid $250,000 on March 31, 1999 and the balance of $550,000 is payable in 24 months without interest. As a result of this transaction, the Company recorded an extraordinary gain of $1,962,000. As a result of the non-payment to the Noteholders of the amount due in June 1999, amounts due to PNC and BT are in default. PNC has issued a waiver for such default.

         3. By letter agreement dated February 9, 1999, the Founders agreed to accept 75,000 shares of common stock each in lieu of the existing deferred compensation agreement, resulting in an extraordinary gain of $246,000.

         4. By letter agreement dated March 4, 1999, GH agreed to forgive indebtedness of $707,000 plus accrued interest in consideration for 150,000 shares of common stock and the release of 85,718 shares of common stock held in escrow along with other non-financial concessions. This forgiveness of debt resulted in an extraordinary gain of $628,000.

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                              JUNE 25,
                                                1999
                                            ----------
Land ..................................     $  563,937
Buildings .............................      1,633,327
Leasehold improvements ................        896,091
Machinery and equipment ...............      3,234,926
Automobiles ...........................         47,955
                                             6,376,236
Less: accumulated depreciation ........      3,320,954
                                            ----------
Property, plant and equipment, net ....     $3,055,282
                                            ==========

         Machinery and equipment includes property under capital leases of $370,415. Amortization of assets under capital leases in Fiscal 1999 and Fiscal 1998 was $26,649 and $24,077, respectively, and is included in depreciation and amortization expense. Depreciation and amortization of property, plant and equipment was $254,543 and $349,135 during the years ended June 25, 1999 and June 26, 1998, respectively.

5.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                     JUNE 25,
                                                                       1999

Notes Payable-Noteholders.....................................      $  110,000
Revolving Line of Credit-PNC..................................       4,648,606
Note Payable-Bankers Trust Company, due February 26, 2001,
   no interest (see Note 3)...................................         550,000
Notes Payable-Stockholder.....................................         118,988
Other, including capital leases of $266,389...................         273,829
                                                                    ----------
                                                                     5,701,423

Less: current portion.........................................       2,360,521
                                                                    -----------
                                                                    $3,340,902
                                                                    ===========

         On December 19, 1997, the Company completed a refinancing of its indebtedness and secured a new credit facility with PNC Bank. The Company restructured its indebtedness with PNC on March 10, 1999 increasing its borrowing limit to $5,700,000 through June 25, 2000. The interest rate on such borrowing amount is the prime rate plus .5% per annum. PNC also increased the over-advance from $900,000 to $1,500,000 which is included in the formula used to determine the credit line availability. The over-advance is to be paid down at the rate of $100,000 per month commencing September 1, 1999. No payments of the over-advance have been made as of October 5, 1999. All proceeds from the asset held for sale (see Note 12) are to be used to repay the over-advance. The line of credit is secured by a first lien on accounts receivable, inventory and machinery and equipment. The amount available for borrowing is determined pursuant to a formula based upon eligible accounts receivable, inventory and machinery and equipment plus the over-advance. As of June 25, 1999, based on the availability formula, the Company did not have any additional availability for borrowing.

         The Line of Credit agreement contains certain restrictive covenants with respect to among others, capital expenditures, mergers and acquisitions, dividends, and additional indebtedness. In addition, the agreement requires that the Company satisfy certain financial covenants. On August 18, 1999, the Company received a Notice of Default from PNC indicating that the Company was in default of certain non-financial items. PNC has since waived the default. In addition, on October 8, 1999 PNC waived the default caused by the non-payment of the Noteholders of the amount due in June 1999. See Note 3.

         The Company has borrowed $118,988 from Peter C. Zachariou, the Company's President and Chief Executive Officer, at an interest rate of 8%, due on June 15, 2000.

         Annual principal payments, as adjusted for the amended maturities are as follows:

                           12 MONTHS ENDING JUNE
                 ------------------------------------------
                 2000......................................   $2,360,521
                 2001......................................    3,214,883
                 2002......................................       89,028
                 2003......................................       18,468
                 2004......................................       18,523
                                                              ----------
                                                              $5,701,423
                                                              ==========

         The prime rate at June 25, 1999 was 8.0 %.

6.       STOCKHOLDERS' EQUITY

         In June 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provided for the issuance of a maximum of 60,000 shares of common stock pursuant to the future grant to employees and others of incentive stock options and nonqualified stock options.

         On March 15, 1999, at the Company's annual meeting of stockholders, the stockholders voted to increase the number of authorized shares of the Company's common stock from 10,000,000 to 50,000,000 shares and the number of shares of common stock reserved for issuance under the 1996 Plan from 60,000 to 350,000 shares.

         In August 1997, the Company granted options to purchase 15,000 shares at $5.75 per share. In June 1998, the Company cancelled all existing options which were issued at $5.75 per share and granted options to purchase 50,000 shares at $.50 per share.

         During Fiscal 1999, the Company granted options to purchase 180,000 shares. Of such options, options to purchase 30,000 shares are exercisable at $1.00 share and vest March 14, 2000. Options to purchase 150,000 shares are exercisable at $.625 per share and vested 1/3 immediately, 1/3 on June 1, 2000 and 1/3 on June 1, 2001. All of the options were granted at not less than fair market value of the Company's common stock at the date of grant and are exercisable for a ten-year period. In addition, options to purchase 15,000 shares were cancelled as a result of the termination of one employee's employment. The following table sets forth the activity of the 1996 Plan for the years ended June 25, 1999 and June 26, 1998:

                                            NUMBER OF         WEIGHTED AVERAGE
                                             OPTIONS           EXERCISE PRICE
                                             -------           --------------
Outstanding at June 28, 1997                  30,000                $5.75
          Granted                             65,000                 1.71
          Cancelled                          (45,000)                5.75
                                             -------                -----
Outstanding at June 26, 1998                  50,000                  .50
        Granted                              180,000                  .69
        Cancelled                            (15,000)                 .50
                                             -------                -----
Outstanding at June 25, 1999                 215,000                $ .66
                                             =======                =====


         The following table summarizes information about stock options outstanding at June 25, 1999:

                                          OPTIONS GRANTED                     OPTIONS EXERCISABLE
                             ---------------------------------------       -----------------------
                                             WEIGHTED       WEIGHTED                      WEIGHTED
RANGE OF                                      AVERAGE       AVERAGE                        AVERAGE
 EXERCISE                       NUMBER       REMAINING      EXERCISE         NUMBER       EXERCISE
  PRICES                     OUTSTANDING       LIFE          PRICE         EXERCISABLE     PRICE
---------                    -----------     ---------      --------       -----------    --------
$  .50                          35,000          9.0           $.50           30,000         $.50
  1.00                          30,000          9.8           1.00             -               -
   .625                        150,000          9.9           .625           50,000          .625
------------                   -------          ---           ----           ------         -----
$.50 - $1.00                   215,000          9.7           $.66           80,000         $.58
============                   =======          ===           ====           ======         =====

         The Company utilizes the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record at fair value compensation costs for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has determined that the proforma effect of the common stock options on compensation expense, determined using the fair value of such options at the dates of grant, as required by SFAS No. 123 was $58,000 ($.02 loss per share) in Fiscal 1999 and was less than $.01 per share in Fiscal 1998.

         Effective June 29, 1998, the Company entered into a one-year agreement with a management company to provide management assistance to the Company. The management company was paid $200,000 and received 150,000 shares of the Company's common stock. The fair value of the common stock ($53,700) was expensed in Fiscal 1999. In addition, the management company purchased 100,000 shares of Company's common stock at $.358 per share.

7.       INCOME TAXES

         The provision for income taxes consists of the following:

                                                      YEARS ENDED
                                                -----------------------
                                                JUNE 25,       JUNE 26,
                                                  1999           1998
                                                --------    -----------
Deferred:
    Federal.............................             -        1,310,391
    State...............................             -          407,141
                                                ------      -----------
                                                     -      $ 1,717,532
                                                ======      ===========

         A reconciliation of the income tax provision (benefit) to the amount computed using the Federal statutory rate follows:

                                                       YEARS ENDED
                                               -----------------------------
                                                JUNE 25,           JUNE 26,
                                                  1999               1998
                                               ----------        -----------
Income tax at statutory rate.............      $ (863,683)       $(1,691,547)
State income taxes and other (net of
    Federal benefit).....................        (242,208)           402,606
Limitation on use of Federal NOL.........               -          2,581,865
Increase in valuation allowance..........       1,105,891            424,608
                                               ----------        -----------
                                               $        -        $ 1,717,532
                                               ==========        ===========


         The net deferred tax asset consists of the following:

                                                     JUNE 25,        JUNE 26,
                                                       1999            1998
                                                   -----------     -----------
Net operating loss carryforwards...........        $ 2,018,757     $   588,416
Capital loss carryforwards.................            224,489         228,333
Allowance for doubtful accounts............            128,620         143,220
Inventory..................................             85,260         145,247
Deferred compensation......................                  -         134,682
Accrued interest...........................                  -          94,700
Other......................................             (5,914)        (36,312)
Depreciation...............................           (692,380)       (645,345)
                                                   -----------     -----------
                                                     1,758,832         652,941
Valuation allowance........................         (1,758,832)       (652,941)
                                                   -----------     -----------
                                                   $         -     $         -
                                                   ===========     ===========

         Deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial statement purposes. As a result of the financial restructuring (see Note 3), annual utilization of the Federal net operating loss carryforwards will be limited. At June 26, 1998, the Company wrote-down the deferred tax asset to the maximum realizable value of $652,941. In addition, the Company increased the valuation allowance by $424,608 to $652,941 to fully reserve the deferred tax asset.

         As of June 25, 1999, the Company has Federal net operating loss carryforwards, after limitation, of approximately $4,500,000 which begin to expire in 2006. During Fiscal 1999, the Company increased the valuation allowance by $1,105,891 to $1,758,832 to fully reserve the deferred tax asset. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

8.       RELATED PARTY TRANSACTIONS

         The Company purchases computers, computer supplies and services from Netcomp, Inc., which operates the ComputerLand franchise in Poughkeepsie, New York. Netcomp, Inc. is owned by Gary D. Horne and Stanley F. Zuk, two former executive officers of the Company. Purchases from Netcomp, Inc. aggregated $52,000 in Fiscal 1999 and $134,000 in Fiscal 1998.

9.       PENSION PLAN

         The Company has a defined contribution plan covering all full time employees who have worked at least 1,000 hours during the plan year, who have one year of service, and are age twenty-one or older. The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974. There was no pension expense attributed to this plan for Fiscal 1999 and Fiscal 1998.

CONTINGENCIES

         The Company is involved in pending and threatened legal actions and proceedings in the ordinary course of business. In the opinion of management, the outcome of such legal actions and proceedings will not have a material effect on the Company.

11.      MANAGEMENT'S PLANS

         Notwithstanding the significant steps taken by management to restructure the Company's debt, the Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 2000. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings. The Investors have committed to the Company to fund the Company's working capital requirements through Fiscal 2000.

12.      ASSET HELD FOR SALE

         During Fiscal 1999, the Company made a decision to sell the Grand Avenue facility which is currently idle, as part of a plan to reduce debt and increase equity. The Company does not have a written contract for a sale of the property at this time, however, the facility is on the market and a sale is anticipated in Fiscal 2000. The Company has classified this asset at its estimated net realizable value, after a $405,000 write-down, as a current asset.

                                INDEX TO EXHIBITS

EXHIBIT NO.          DESCRIPTION
-----------          -----------
21.1                 List of Subsidiaries
27.1                 Financial Data Schedule