Form 10KSB/A
period 1999-06-25
ASD GROUP INC
filed 1999-10-20
CIK 1017875

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 205
                                  FORM 10-KSB/A


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


         Costs of goods sold for Fiscal 1999 decreased by $4,706,000 or 33.7% to $9,283,000 from $13,989,000 for Fiscal 1998. The decrease in cost of goods sold is primarily the result of a decrease in net sales. This was partially offset by the write-down of approximately $400,000 on the asset held for sale to reduce the asset to its net realizeable value. Gross profit as a percentage of net sales increased by 1.3% from 2.2% for Fiscal 1998 to 3.5% for Fiscal 1999. This was primarily due to improved management of the Company's inventory offset by the write-down of the asset held for sale.


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


         As part of a settlement in connection with principal and interest owed to the Noteholders, the Company was required to make a payment of $110,000 in June 1999. The Company did not make the required payment and is attempting to renegotiate the terms of the $110,000 payment. As a result of the non-payment to the Noteholders, the amounts due PNC and BT are in default. PNC has issued a waiver for such default.


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


         To date, Year 2000 readiness has cost the Company an estimated $90,000 (including upgrades to existing systems) and will cost an estimated $100,000 in the aggregate to complete.


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


         The Company's annual compensation to non-employee directors consists of the lesser of $1,000 per meeting or $4,000 per year. In addition, non-employee directors will receive annual grants of stock options under the 1996 Stock Option Plan (the "1996 Plan") to purchase 7,500 shares of common stock. The options will be exercisable at the greater of fair market value on the date of grant or $1.00, will vest at the end of each full year of service and will be exercisable for a period of ten years thereafter.


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

----------


(1) The table does not include amounts for personal benefits extended to Mr. Zachariou or Mr. Courchaine by the Company, such as health or life insurance. The Company believes that the incremental cost of such benefits to Mr. Zachariou and Mr. Courchaine during Fiscal 1997 through Fiscal 1999 did not exceed the lesser of $50,000 or 10% of his total annual salary and bonuses.

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


                                                                                           PERCENT
NAME AND ADDRESS                                            NUMBER OF SHARES            BENEFICIALLY
OF BENEFICIAL OWNER (1)                                BENEFICIALLY OWNED (2)(3)            OWNED
-----------------------                                -------------------------            -----
Benjamin Rabinovici..................................                       0                  0%
Peter C. Zachariou ..................................               3,200,002               27.6
William R. Courchaine................................                       0                0
Thomas H. Lenagh.....................................                  15,000 (4)            *
Jan M. Winston.......................................                  15,000 (4)            *
Jay Solomont.........................................               2,500,000               23.6
All directors and named executive officers
as a group (6 persons)...............................               5,730,002               45.4%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


   EXHIBIT NO.      DESCRIPTION
   -----------      -----------
        3.1         Certificate of Incorporation, as amended. (1)
        3.2         Bylaws.(2)
        4.1         Specimen Certificate of Common Stock. (2)
       10.1         1996 Stock Option Plan, as amended (1)
       10.2         Restated Line of Credit Loan and Security Agreement dated
                    as of December 28, 1995 between Automatic Systems
                    Developers, Inc.; High Technology Computers, Inc. and
                    Poughkeepsie Savings Bank, FSB.(2)(3)
       10.3         Second Amended Modification, Extension, Spreader and
                    Assumption Agreement dated as of December 28, 1995 between
                    Automatic Systems Developers, Inc. and Poughkeepsie Savings
                    Bank, FSB.(2)
       10.4         Second Amended Modification, Extension, Spreader and
                    Assumption Agreement dated as of December 28, 1995 between the Registrant; Automatic Systems Developers, Inc. and
                    Poughkeepsie Savings Bank, FSB.(2)
       10.5         Option Agreement dated as of May 31, 1996 by and among
                    Banker's Trust Company and the Registrant.(2)
       10.6         Amendment to December 29, 1995 Purchase Agreement.(2)
       10.7         Intentionally deleted
       10.8         Intentionally deleted
       10.9         Intentionally deleted.
       10.10        Intentionally deleted.
       10.11        Form of Indemnification Agreement dated May 12, 1997 between the Registrant and its executive officers and directors.(3)
       10.12        Securities Purchase Agreement dated as of June 26, 1998 by and among the Registrant, the parties listed on Schedule 1 to the Agreement and Gary D. Horne.(4)
       10.13        Agreement dated as of June 26, 1998 by and among Automatic
                    Systems Developers, Inc.; High Technology Computers, Inc.;
                    the Registrant; the financial institutions which are now or hereafter become a party to the Credit Agreement; and PNC
                    Bank, National Association.(4)
       10.14        Option and Forbearance Agreement dated as of June 26, 1998 by and among Bankers Trust Company; Automatic Systems
                    Developers, Inc. and the Registrant.(4)
       10.15        Form of Agreement with holders of: (I) 10% senior promissory note due June 19, 1998 and/or (ii) warrants to purchase
                    Common Stock.(4)
       10.16        Form of Letter Agreement with holders of warrants to
                    purchase an aggregate of 122,750 shares of the Registrant
                    Common Stock.(4)
       10.17        Second Amendment Agreement dated as of September 7, 1999 by and among Automatic Systems Developers, Inc.; High
                    Technology Computers, Inc.; the Registrant; the financial institutions which are not or hereafter become a party to the Credit Agreement and PNC Bank, National Association
       21.1         List of Subsidiaries of the Registrant.(1)
       27.1         Financial Data Schedule.(1)

----------
(1)      Filed herewith.
(2) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-7731).

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


Date:  October 15, 1999             ASD GROUP, INC.


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


                SIGNATURE                                      TITLE                                 DATE
---------------------------------------        --------------------------------------    -----------------------------
/s/ PETER C. ZACHARIOU                         President and Chief Executive                  October 15, 1999
---------------------------------------        Officer and Director
Peter C. Zachariou

/s/ WILLIAM COURCHAINE                         Chief Operating Officer                        October 15, 1999
---------------------------------------
William Courchaine

/s/ KEVIN HOMON                                Controller (Principal Financial and            October 15, 1999
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
---------------------------------------
Jan M. Winston

/s/ JAY SOLOMONT                               Co-Chairman of the Board and Director          October 15, 1999
---------------------------------------
Jay Solomont

/s/ BENJAMIN RABINOVICI                        Co-Chairman of the Board and Director          October 15, 1999
---------------------------------------
Benjamin Rabinovici

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

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED
                                                                  ------------------------------
                                                                     JUNE 25,          JUNE 26,
                                                                       1999              1998
                                                                  ------------      ------------
Net sales ...................................................     $  9,610,801      $ 14,298,745
Cost of goods sold ..........................................        9,282,961        13,988,630
                                                                  ------------      ------------
         Gross profit .......................................          327,840           310,115
                                                                  ------------      ------------
Operating expenses:
     Sales and marketing ....................................          453,501           311,981
     General and administrative .............................        4,536,264         4,283,890
                                                                  ------------      ------------
         Total operating expenses ...........................        4,989,765         4,595,871
                                                                  ------------      ------------
         Loss from operations ...............................       (4,661,925)       (4,285,756)

Interest expense ............................................         (713,885)       (1,230,882)

Financial restructuring costs ...............................               --          (124,000)
                                                                  ------------      ------------
         Loss before income taxes and extraordinary gain ....       (5,375,810)       (5,640,638)

Income tax expense ..........................................               --        (1,717,532)
                                                                  ------------      ------------
         Loss before extraordinary gain .....................       (5,375,810)       (7,358,170)

Extraordinary gain ..........................................        2,835,565           665,500
                                                                  ------------      ------------
         Net loss ...........................................       (2,540,245)       (6,692,670)

Preferred stock dividend ....................................          942,857                --
                                                                  ------------      ------------
Loss applicable to common stockholders ......................     $ (3,483,102)     $ (6,692,670)
                                                                  ============      ============
Amounts applicable to common stockholders per basic and
diluted common share:

Loss before extraordinary gain ..............................     $      (1.72)     $      (4.66)
Extraordinary gain ..........................................              .77               .42
                                                                  ------------      ------------
Loss applicable to common stockholders ......................     $       (.95)     $      (4.24)
                                                                  ============      ============
Weighted average common shares outstanding ..................        3,684,611         1,579,018
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

5.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                     JUNE 25,
                                                                       1999

Notes Payable-Noteholders (see Note 3)........................      $  110,000
Revolving Line of Credit-PNC..................................       4,648,606
Note Payable-Bankers Trust Company, due February 26, 2001,
   no interest (see Note 3)...................................         550,000
Notes Payable-Stockholder.....................................         118,988
Other, including capital leases of $266,389...................         273,829
                                                                    ----------
                                                                     5,701,423

Less: current portion.........................................       2,360,521
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

7.       INCOME TAXES

         The provision for income taxes consists of the following:

                                                      YEARS ENDED
                                                -----------------------
                                                JUNE 25,       JUNE 26,
                                                  1999           1998
                                                --------    -----------
Deferred:
    Federal.............................        $    -      $ 1,310,391
    State...............................             -          407,141
                                                ------      -----------
                                                $    -      $ 1,717,532
                                                ======      ===========

         A reconciliation of the income tax provision (benefit) to the amount computed using the Federal statutory rate follows:

                                                       YEARS ENDED
                                               -----------------------------
                                                JUNE 25,           JUNE 26,
                                                  1999               1998
                                               ----------        -----------
Income tax at statutory rate.............      $ (863,683)       $(1,691,547)
State income taxes and other (net of
    Federal benefit).....................        (242,208)           402,606
Limitation on use of Federal NOL.........               -          2,581,865
Increase in valuation allowance..........       1,105,891            424,608
                                               ----------        -----------
                                               $        -        $ 1,717,532
                                               ==========        ===========


         The net deferred tax asset consists of the following:

                                                     JUNE 25,        JUNE 26,
                                                       1999            1998
                                                   -----------     -----------
Net operating loss carryforwards...........        $ 1,848,237     $   588,416
Capital loss carryforwards.................            224,489         228,333
Allowance for doubtful accounts............            128,620         143,220
Inventory..................................             85,260         145,247
Deferred compensation......................                  -         134,682
Accrued interest...........................                  -          94,700
Other......................................             (5,914)        (36,312)
Asset held for sale write-down.............            170,520               -
Depreciation...............................           (692,380)       (645,345)
                                                   -----------     -----------
                                                     1,758,832         652,941
Valuation allowance........................         (1,758,832)       (652,941)
                                                   -----------     -----------
                                                   $         -     $         -
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

10.      CONTINGENCIES

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

12.      ASSET HELD FOR SALE

         During Fiscal 1999, the Company made a decision to sell the Grand Avenue facility which is currently idle, as part of a plan to reduce debt and increase equity. The Company does not have a written contract for a sale of the property at this time, however, the facility is on the market and a sale is anticipated in Fiscal 2000. The Company has classified this asset at its estimated net realizable value, after a $406,000 write-down which is included in costs of goods sold, as a current asset.

                                INDEX TO EXHIBITS


EXHIBIT NO.          DESCRIPTION
-----------          -----------
 3.1                 Certificate of Incorporation, as amended
10.1                 1996 Stock Option Plan, as amended
21.1                 List of Subsidiaries
27.1                 Financial Data Schedule