Form 10QSB
period 1999-09-30
ASD GROUP INC
filed 1999-11-18
CIK 1017875

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 24, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
                 For the transition period from ______ to ______

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

                 1 INDUSTRY STREET, POUGHKEEPSIE, NEW YORK 12603
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (914) 452-3000
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   [X]             No     [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of November 15, 1999 was 10,587,085.

Transitional Small Business Disclosure Format (check one):

         Yes   [ ]     No     [X]

================================================================================

                                 ASD GROUP, INC.
================================================================================

                                   FORM 10-QSB
                                QUARTERLY REPORT
                               SEPTEMBER 24, 1999
                                      INDEX

   PART I            FINANCIAL INFORMATION                                PAGE

          Item 1.    Consolidated Financial Statements.................     1

                     Consolidated Balance Sheet:                            1
                     September 24, 1999 (unaudited)....................

                     Consolidated Statements of Operations (unaudited):     2
                     Three months ended September 24, 1999 and
                     September 25, 1998 ...............................

                     Consolidated Statements of Cash Flows (unaudited):     3
                     Three months ended September 24, 1999 and
                     September 25, 1998 ...............................

                     Notes to Financial Statements ....................     4

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    6

PART II              OTHER INFORMATION

          Item 3.    Defaults Upon Senior Securities ..................    10

          Item 6.    Exhibits and Reports on Form 8-K .................    10

SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 SEPTEMBER 24,
                                                                                      1999
                                                                                 ------------
                                     ASSETS
Current assets:
     Cash ..................................................................     $     41,101
     Accounts receivable, less allowance for doubtful accounts
       of $316,987 .........................................................        1,856,043
     Inventory, less reserve of $203,391 ...................................        1,909,477
     Prepaid expenses and other current assets .............................          100,730
     Asset held for sale ...................................................          950,000
                                                                                 ------------
         Total current assets ..............................................        4,857,351
Property, plant and equipment, net .........................................        2,990,528
Other assets ...............................................................          136,240
                                                                                 ------------
         Total assets ......................................................     $  7,984,119
                                                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt .....................................     $  5,697,448
     Accounts payable ......................................................        1,652,307
     Accrued expenses ......................................................          652,607
                                                                                 ------------
         Total current liabilities .........................................        8,002,362
Long-term debt .............................................................          176,167
                                                                                 ------------
         Total liabilities .................................................        8,178,529
                                                                                 ------------

Stockholders' deficiency:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 72,120
       convertible shares issued and outstanding ...........................        2,792,857
     Common stock, $.01 par value, 50,000,000 shares authorized, 10,587,085
       shares issued and outstanding .......................................          105,871
Paid-in capital ............................................................        7,062,258
Deficit ....................................................................       10,155,396
         Total stockholders' deficiency ....................................         (194,410)
                                                                                 ------------
Total liabilities and stockholders' deficiency .............................     $  7,984,119
                                                                                 ============

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                   ------------------------------
                                                                   SEPTEMBER 24,     SEPTEMBER 25,
                                                                        1999              1998
                                                                   ------------      ------------
Net sales ....................................................     $  2,913,055      $  2,028,487

Cost of goods sold ...........................................        2,111,464         1,561,942
                                                                   ------------      ------------

     Gross profit ............................................          801,591           466,545
                                                                   ------------      ------------
Operating expenses:

     Sales and marketing .....................................          134,490            97,967

     General and administrative ..............................          805,449           941,032
                                                                   ------------      ------------

Total operating expenses .....................................          939,939         1,038,999
                                                                   ------------      ------------

Loss from operations .........................................         (138,348)         (572,454)

Interest expense .............................................          134,540           228,187
                                                                   ------------      ------------

         NET LOSS .......... .................................         (272,888)         (800,641)
                                                                   ============      ============

Net loss per basic and diluted common share ..................     $       (.03)     $       (.40)
                                                                   ============      ============
Weighted average common shares
     outstanding .............................................       10,587,085         1,979,934
                                                                   ============      ============

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                SEPT. 24,          SEPT. 25,
                                                                     1999              1998

Operating activities:
     Net loss ............................................     $  (272,888)     $  (800,641)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization ...................          66,922           96,707
         Deferred compensation ...........................              --            9,383
         Interest accrued-stockholder advances ...........              --           33,430
         Changes in assets and liabilities:
             Accounts receivable .........................        (291,922)         (77,879)
             Inventory ...................................         199,278           91,884
             Prepaid expenses and other current
             assets ......................................          11,232          (39,345)
             Other assets ................................          23,379               --
             Accounts payable ............................         100,114         (128,217)
             Accrued expenses ............................          25,025         (115,280)
                                                               -----------      -----------
                  Net cash used in operating activities ..        (138,860)        (929,958)
                                                               -----------      -----------
Investing activities:
     Capital expenditures ................................              --          (13,480)
                                                               -----------      -----------
Financing activities:
     Proceeds from financial restructuring ...............              --         1,909,982
     Borrowings ..........................................         175,000           28,000
     Payments of long-term debt ..........................              --         (985,138)
                                                               -----------      -----------
                  Net cash provided by financing
                  activities .............................         175,000          952,844
                                                               -----------      -----------
Net increase (decrease) in cash ..........................          36,140            9,406
Cash, beginning of period ................................           4,961            4,904
                                                               -----------      -----------
Cash, end of period ......................................     $    41,101      $    14,310
                                                               ===========      ===========
Supplemental disclosure:
     Cash paid during the period for:
         Income taxes ....................................     $        --      $     6,132
                                                               ===========      ===========
         Interest ........................................     $   100,760      $   224,269
                                                               ===========      ===========

                        ASD GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes of ASD Group, Inc. and subsidiaries (the "Company") contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 25, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

NOTE 2 - INVENTORY

         The components of inventory are as follows:

                  Raw materials .......................      $   672,352
                  Work-in-process .....................        1,237,125
                                                             -----------
                                                             $ 1,909,477
                                                             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent upon a small number of large companies, a limited history of profitability, dependence upon key personnel, need for future capital and dependence upon certain industries. Additionally, the Company is subject to the risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs."). The Company specializes in the fabrication, assembly and testing of complex industrial products and non-invasive testing equipment. The Company manufactures complete systems, as well as assemblies, including printed circuit boards, cable and wire harnesses and other electro-mechanical assemblies. The Company complements its basic manufacturing services by providing its customers with a broad range of sophisticated product engineering and design services. Products manufactured by the Company range from automated test and production systems to less complex products such as bicycle wheel hubs. Representative customers of the Company include ENI Technologies (a division of Astec America, Inc.), Karl Suiss America, Inc., International Business Machines Corporation ("IBM"), Aydin Corporation and Van Dam Machine Co.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 24, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 25, 1998

         For the three months ended September 24, 1999, the Company's net sales increased by $885,000 or 43.6% to $2,913,000 from $2,028,000 for the three months ended September 25, 1998. The increase in sales was primarily the result of increased marketing efforts by management.

         Cost of goods sold for the three months ended September 24, 1999 increased by $550,000 or 35.2% to $2,111,000 from $1,562,000 for the three months ended September 25, 1998. The increase in cost of goods sold is primarily the result of the increase of sales. Gross profit as a percentage of net sales increased by 4.5% from 23.0% for the three months ended September 26, 1998 to 27.5% for the three months ended September 24, 1999. The increased gross profit percentage was primarily due to the increase in orders while a significant portion of the Company's cost are fixed. Moreover, the gross profit margin benefitted from settlements with vendors on past due amounts.

         Selling, general and administrative expenses decreased for the three months ended September 24, 1999 by $99,000 or 9.5% to $940,000 from $1,039,000 for the three months ended September 25, 1998. Selling expenses increased $37,000 due to additional sales force added to the staff. This was offset by a reduction of $136,000 in general and administrative expenses. The general and administrative expenses decreased due to a decrease in professional fees which was offset somewhat by an increase in payroll from the hiring of a full-time Chief Operating Officer.

         Interest expense decreased for the three months ended September 24, 1999 by $94,000 or 40.8% to $135,000 from $228,000 for the three months ended September 25, 1998. The decrease in interest expense results from a net reduction in debt.

         The Company incurred a net loss of $273,000 during the three months ended September 24, 1999, as compared to a net loss of $801,000 during the three months ended September 25, 1998 for the above reasons.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $139,000 for the three months ended September 24, 1999 as compared to $930,000 used in operations for the three months ended September 25, 1998. The cash used in operations results from a loss for the three months ended September 24, 1999. Net cash provided by financing activities during the three months ended September 24, 1999 was $175,000 as compared to $953,000 for the three months ended September 25, 1998. Working capital decreased to a deficiency of $3,145,000 at September 24, 1999 from a deficiency of $1,410,000 at September 25, 1998. The decrease in working capital is due to the reclassification to current liabilities of the Bankers Trust loan as a result of a default on certain outstanding obligations and the PNC Bank revolving line of credit which has a due date of June 2000.

LINE OF CREDIT

         The Company's revolving bank line of credit (the "Line of Credit") currently permits borrowings of up to $5,700,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an over advance by the bank of $1,900,000. As of September 24, 1999, $4,787,000 was outstanding under the Line of Credit and the Company had no additional borrowings available. PNC Bank has agreed to keep the Company's existing credit facility in place at least through June 2000, with a one-year extension, provided that certain conditions are met and no events of default occur.

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

         The Company has conducted an assessment of the Year 2000 issue and the potential effect it will have on the Company and its business. The Company has also prepared a formal plan for dealing with the Year 2000 issue. The Company has completed the updating of most its existing software for Year 2000 compliance by modifying existing internally developed software.

         While the Company believes it has made substantial progress in resolving any Year 2000 issues, sufficient testing to date has not been completed to fully validate readiness. Additional testing is planned during the first half of Fiscal 2000 to reasonably ensure Year 2000 readiness. The Company is planning to complete all necessary Year 2000 upgrades of its systems by December 31, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As part of a settlement in connection with principal and interest owed to certain Noteholders, the Company was required to make a payment of $110,000 in June 1999. The Company did not make the required payment and is attempting to renegotiate the terms of the $110,000 payment. As a result of the non-payment to the Noteholders, the amounts due to Bankers Trust Company are due. PNC has issued a waiver for such default.

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

                                           /s/ PETER C. ZACHARIOU
                                           -----------------------------
                                           Peter C. Zachariou, President

                                           /s/ KEVIN HOMON
                                           -----------------------------
                                           Kevin E. Homon, Controller

Date:   November 17, 1999

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27           Financial Data Schedule