Form 10QSB
period 1999-12-24
ASD GROUP INC
filed 2000-02-14
CIK 1017875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 24, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from _____________ to _____________


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

         Yes      [X]               No      [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of February 11, 2000 was 13,675,238.

Transitional Small Business Disclosure Format (check one):

         Yes      [ ]      No      [X]

                                 ASD GROUP, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                DECEMBER 24, 1999
                                      INDEX

PART I             FINANCIAL INFORMATION                                    PAGE

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheet:
                   December 24, 1999 (unaudited)...............................1

                   Consolidated Statements of Operations (unaudited):
                   Three months ended December 24, 1999 and December 25, 1998..2

                   Consolidated Statements of Cash Flows (unaudited):
                   Three months ended December 24, 1999 and December 25, 1998..3

                   Notes to Financial Statements...............................4

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................5

PART II            OTHER INFORMATION

         Item 3.   Defaults Upon Senior Securities.............................9

         Item 6.   Exhibits and Reports on Form 8-K............................9

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    DECEMBER 24,
                                                                        1999
                                                                    ------------
                                    ASSETS
Current assets:
      Cash ........................................................  $     5,043
      Accounts receivable, less allowance for doubtful accounts of
      $318,000.....................................................    1,862,095
      Inventory, less reserve of $203,391 .........................    1,976,791
      Prepaid expenses and other current assets ...................       79,258
      Asset held for sale .........................................      950,000
                                                                     -----------
         Total current assets .....................................    4,873,187
Property, plant and equipment, net ................................    2,622,753
Other assets ......................................................      188,493
                                                                     -----------
         Total assets .............................................  $ 7,684,433
                                                                     ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Current portion of long-term debt ...........................  $ 5,804,682
      Accounts payable ............................................    1,418,120
      Accrued expenses ............................................      588,936
                                                                     -----------
         Total current liabilities ................................    7,811,738
Long-term debt ....................................................      158,458
                                                                     -----------
         Total liabilities ........................................    7,970,196
                                                                     -----------
Stockholders' deficiency:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
         74,270 convertible shares issued and outstanding .........      816,346
      Common stock, $.01 par value, 50,000,000 shares authorized,
         13,579,012 shares issued and outstanding .................      135,790
      Additional paid-in capital ..................................    7,426,939
      Deficit .....................................................   (8,664,838)
                                                                     -----------

         Total stockholders' deficiency ...........................     (285,763)
                                                                     -----------
Total liabilities and stockholders' deficiency ....................  $ 7,684,433
                                                                     ===========

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED                THREE MONTHS ENDED
                                               -----------------------------     -----------------------------
                                               DECEMBER 24,     DECEMBER 25,     DECEMBER 24,     DECEMBER 25,
                                                  1999              1998             1999             1998
                                               ------------     ------------     ------------     ------------
Net sales .................................    $  5,697,185     $  3,816,890     $  2,784,130     $  1,788,403

Cost of goods sold ........................       4,421,165        4,605,486        2,309,701        3,043,544
                                               ------------     ------------     ------------     ------------

         Gross profit .....................       1,276,020         (788,596)         474,429       (1,255,141)
                                               ------------     ------------     ------------     ------------

Operating expenses:

      Sales and marketing .................         216,274          214,064           81,784          116,097

      General and administrative ..........       1,357,174        2,098,920          551,725        1,157,888
                                               ------------     ------------     ------------     ------------

         Total operating expenses .........       1,573,448        2,312,984          633,509        1,273,985
                                               ------------     ------------     ------------     ------------

Loss from operations ......................        (297,428)      (3,101,580)        (159,080)      (2,529,126)

Other income (expense) ....................         (15,975)              --               --               --

Interest expense ..........................         283,584          425,717          149,044          197,530
                                               ------------     ------------     ------------     ------------

         Net Loss .........................        (596,987)      (3,527,297)        (308,124)      (2,726,656)

Preferred Stock Dividend ..................         100,000               --          100,000               --
                                               ------------     ------------     ------------     ------------

Loss applicable to common stockholders ....    $   (696,987)    $ (3,527,297)    $   (408,124)    $ (2,726,656)
                                               ============     ============     ============     ============

Net loss per basic and diluted common share    $      (0.06)    $      (1.75)    $      (0.04)    $      (1.34)
                                               ============     ============     ============     ============

Weighted average common shares
      Outstanding .........................      10,726,165        2,010,153       11,163,037        2,040,374
                                               ============     ============     ============     ============

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                             ---------------------------
                                                             DECEMBER 24,    DECEMBER 25,
                                                                1999              1998
                                                             -----------     -----------
Operating activities:
      Net loss ..........................................    $  (696,987)    $(3,527,297)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization ..................        176,267         494,740
         Provision for doubtful accounts ................          1,345          14,608
         Deferred compensation ..........................             --          18,764
         Interest accrued-stockholder advances ..........             --          51,699
         Deferred income taxes ..........................             --              --
         Changes in assets and liabilities:
             Accounts receivable ........................       (299,319)       (217,852)
             Inventory ..................................        335,355       1,094,636
             Prepaid expenses and other current assets ..         32,705           4,551
             Other assets ...............................         24,369         (26,575)
             Accounts payable ...........................       (129,228)        (59,481)
             Accrued expenses ...........................        (38,646)        (42,089)
                                                             -----------     -----------
                Net cash used in operating activities ...       (594,139)     (2,194,296)
                                                             -----------     -----------

Investing activities:
      Capital expenditures ..............................             --         (22,674)
                                                             -----------     -----------
Financing activities:
      Proceeds from sale of common and preferred stock ..        400,000       2,873,000
      Borrowings ........................................        515,001         390,979
      Payments of long-term debt ........................       (253,284)     (1,040,483)
                                                             -----------     -----------
                Net cash provided by financing activities        661,717       2,223,496
                                                             -----------     -----------

Net increase (decrease) in cash .........................         67,578           6,526
Cash, beginning of period ...............................          4,961           4,904
                                                             -----------     -----------
Cash, end of period .....................................    $    72,539     $    11,430
                                                             ===========     ===========
Supplemental disclosure:
      Cash paid during the period for:

         Income taxes ...................................    $        --     $        --
                                                             ===========     ===========
         Interest .......................................    $   233,509     $   197,058
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

NOTE 2 - INVENTORY

         The components of inventory are as follows:

                    Raw materials......................      $ 1,473,033
                    Work-in-process....................          503,758
                                                             -----------
                                                             $ 1,976,791
                                                             ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent upon a small number of large companies, upon key personnel, and upon certain industries as well as a company which has a limited history of profitability and a need for additional capital. Additionally, the Company is subject to the risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 24, 1999 AS COMPARED TO THREE MONTHS ENDED DECEMBER 25, 1998

         For the three months ended December 24, 1999, the Company's net sales increased by $996,000 or 56% to $2,785,000 from $1,788,000 for the three months ended December 25, 1998. The increase in sales was primarily the result of increased marketing efforts by management and the Company's sales team.

         Notwithstanding the increase in net sales, cost of goods sold for the three months ended December 24, 1999 decreased by $734,000 or 24% to $2,310,000 from $3,044,000 for the three months ended December 25, 1998. The decrease in cost of goods sold is primarily the result of better management of the Company's inventory and direct labor. Cost of goods sold for the three months ended December 25, 1998 was also higher as a result of an inventory write-down. Gross profit as a percentage of net sales was 17% for the three months ended

December 24, 1999 as compared to a loss for the three months ended December 25, 1998. However, the cost of goods sold and gross profit margin for the three months ended December 25, 1998 were negatively impacted by an inventory write-down. The gross profit percentage for the three months ended December 24, 1999 was also due to an increase in orders and a reduction of the Company's costs. Moreover, costs of good sold and the gross profit margin for the three months ended December 24, 1999 benefited from settlements with vendors on past due amounts and the Company's prior insurance carrier. The increase was partially offset by a downward inventory adjustment of approximately $275,000.

         Selling, general and administrative expenses decreased for the three months ended December 24, 1999 by $722,000 or 50% to $634,000 from $1,274,000 for the three months ended December 25, 1998. The general and administrative expenses decreased due to a decrease in professional fees as well as settlements with some of the Company's professionals.

         Interest expense decreased for the three months ended December 24, 1999 by $49,000 or 25% to $149,000 from $198,000 for the three months ended December 25, 1998. The decrease in interest expense results from a net reduction in debt.

         The Company incurred a net loss of $308,000 during the three months ended December 24, 1999, as compared to a net loss of $2,727,000 for the three months ended December 25, 1998 for the above reasons. The Company recorded a preferred stock dividend of $100,000 in connection with the conversion of outstanding shares of convertible preferred stock which resulted in a loss applicable to common stockholders of $408,000.

SIX MONTHS ENDED DECEMBER 24, 1999 AS COMPARED TO SIX MONTHS ENDED DECEMBER 25, 1998

         For the six months ended December 24, 1999, the Company's net sales increased by $1,880,000 or 49% to $5,697,000 from $3,817,000 for the three months ended December 25, 1998. The increase in sales was primarily the result of increased marketing efforts by management and the Company's sales team.

         Notwithstanding the increases in net sales, cost of goods sold for the six months ended December 24, 1999 decreased by $184,000 or 4% to $4,421,000 from $4,605,000 for the three months ended December 25, 1998. This decrease in cost of goods sold is primarily the result of better management of the Company's inventory and direct labor. Cost of goods sold for the six months ended December 25, 1998 was also higher as a result of an inventory write-down. Gross profit as a percentage of net sales was 22% for the six months ended December 24, 1999 as compared to a loss for the six months ended December 25, 1998. However, the cost of goods sold and gross profit margin for the six months ended December 25, 1998 were negatively impacted by an inventory write-down during those six months. The gross profit percentage for the six months ended December 24, 1999 was also due to an increase in orders and a reduction of the Company's costs. Moreover, costs of good sold and the gross profit margin benefited from settlements with vendors on past due amounts and the Company's prior insurance carrier.

         Selling, general and administrative expenses decreased for the six months ended December 24, 1999 by $740,000 or 32% to $1,357,000 from $2,313,000 for the six months ended December 25, 1998. The general and administrative expenses decreased due to a decrease in professional fees as well as settlements with some of the Company's professionals.

         Interest expense decreased for the six months ended December 24, 1999 by $142,000 or 33% to $284,000 from $426,000 for the six months ended December 25, 1998. The decrease in interest expense results from a net reduction in debt.

         The Company incurred a net loss of $597,000 during the six months ended December 24, 1999, as compared to a net loss of $3,527,000 for the six months ended December 25, 1998 for the above reasons. The Company recorded a preferred stock dividend of $100,000 in connection with the conversion of outstanding shares of convertible preferred stock which resulted in a loss applicable to common stockholders of $697,000 for the six months ended December 24, 1999.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $594,000 for the six months ended December 24, 1999 as compared to $2,194,000 used in operations for the six months ended December 25, 1998. The cash used in operations results from a loss for the six months ended December 24, 1999. In addition, cash used in operations for the six months ended December 25, 1998 was higher because of a right-off of inventory as a result of two customers reducing their orders. Net cash provided by financing activities during the six months ended December 24, 1999 was $661,717 as compared to $2,223,000 for the six months ended December 25, 1998. Working capital decreased to a deficiency of $2,939,000 at December 24, 1999 from a deficiency of $2,428,000 at December 25, 1998. The decrease in working capital is due to the reclassification to current liabilities of the Bankers Trust loan as a result of a default on certain outstanding obligations and the PNC Bank revolving line of credit which has a due date of June 2000.

LINE OF CREDIT

         The Company's revolving bank line of credit (the "Line of Credit") currently permits borrowings of up to $5,700,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an overadvance by the bank of $1,400,000. As of December 24, 1999, $4,433,000 was outstanding under the Line of Credit and the Company had no additional borrowings available. PNC Bank has agreed to keep the Company's existing credit facility in place at least through June 2000, with a one year extension, provided that certain conditions are met and no events of default occur.

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

         The Company conducted an assessment of the Year 2000 issue and the potential effect it would have on the Company and its business. The Company updated most of its existing software for Year 2000 compliance by modifying existing internally developed software.

         While the Company believes it has resolved any Year 2000 issues, the possibility exists that the Company could inadvertently have failed to correct a Year 2000 problem. Such problems might continue to appear throughout calendar year 2000. While the Company can be increasingly confident, there can be no certainty until the end of the year 2000. The Company believes that the impact of such an occurrence would be minor. Third-party suppliers of customers who have not modified their systems to adequately address the Year 2000 issue may also affect the Company.

         Year 2000 readiness cost the Company an estimated $90,000 (including upgrades to existing systems).

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As part of a settlement in connection with principal and interest owed to certain Noteholders, the Company was required to make a payment of $110,000 in June 1999. The Company did not make the required payment and is attempting to renegotiate the terms of the $110,000 payment. As a result of the non-payment to the Noteholders, the Company's agreements with Bankers Trust and PNC are in default and the amounts due to Bankers Trust Company and PNC are due. PNC has issued a waiver for such default.

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

                                          ASD GROUP, INC.

Date:   February 12, 2000                 By: /s/ PETER C. ZACHARIO
                                             -----------------------------------
                                             Peter C. Zachariou, President

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27              Financial Data Schedule