Form 10QSB
period 2000-03-24
ASD GROUP INC
filed 2000-05-19
CIK 1017875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 24, 2000

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

         Yes      [X]               No      [_]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of May 11, 2000 was 13,675,238.

Transitional Small Business Disclosure Format (check one):

         Yes               No

                                 ASD GROUP, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 MARCH 24, 2000
                                      INDEX

PART I                  FINANCIAL INFORMATION                                             PAGE
              Item 1.   Consolidated Financial Statements

                        Consolidated Balance Sheet:
                        March 24, 2000 (unaudited)......................................   1

                        Consolidated Statements of Operations (unaudited):
                        Nine Months and three months ended March 24, 2000 and March 26,
                        1999............................................................   2

                        Consolidated Statements of Cash Flows (unaudited):
                        Nine months ended March 24, 2000 and March 26, 1999.............   3

                        Notes to Financial Statements...................................   4

              Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.......................................   5

PART II                 OTHER INFORMATION

              Item 6.   Exhibits and Reports on Form 8-K................................   8

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        ASD GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  MARCH 24, 2000
                                                                  ------------
                            ASSETS

Current assets:
      Cash                                                         $    74,932
      Accounts receivable, less allowance for doubtful
         accounts of $318,000                                        1,485,322
      Inventory, less reserve of $203,391                            1,925,315
      Prepaid expenses and other current assets                         99,193
      Asset held for sale                                              850,000
                                                                   -----------
         Total current assets                                        4,434,762
Property, plant and equipment, net                                   2,864,618
Other assets                                                           119,482
                                                                   -----------
         Total assets                                              $ 7,418,862
                                                                   ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Current portion of long-term debt                            $ 5,946,340
      Accounts payable                                               1,406,336
      Accrued expenses                                                 462,596
                                                                   -----------
         Total current liabilities                                   7,815,272

Capital lease obligations -non-current                                 131,347
                                                                   -----------
         Total liabilities                                           7,946,619
                                                                   -----------
Stockholders' deficiency:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
         75,210 convertible shares issued and outstanding            1,600,735
      Common stock, $.01 par value, 50,000,000 shares authorized,
         13,675,238 shares issued and outstanding                      136,752
      Additional paid-in capital                                     8,821,678
      Deficit                                                      (11,086,922)
                                                                   -----------
         Total stockholders' deficiency                               (527,757)
                                                                   -----------
Total liabilities and stockholders' deficiency                     $ 7,418,862
                                                                   ===========

                 See Notes to Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                ----------------------------      ----------------------------
                                                 MARCH 24,        MARCH 26,        MARCH 24,        MARCH 26,
                                                   2000             1999             2000             1999
Net sales                                       $ 8,403,079      $ 6,724,392      $ 2,705,894      $ 2,907,502

Cost of goods sold                                6,610,219        6,387,128        2,189,054        1,781,642
                                                -----------      -----------      -----------      -----------
         Gross profit                             1,792,860          337,264          516,840        1,125,860
                                                -----------      -----------      -----------      -----------
Operating expenses:

      Sales and marketing                           353,555          320,410          137,281          106,346

      General and administrative                  2,110,563        3,137,620          753,389        1,038,700
                                                -----------      -----------      -----------      -----------
         Total operating expenses                 2,464,118        3,458,030          890,670        1,145,046
                                                -----------      -----------      -----------      -----------
(Loss) income from operations                      (671,258)      (3,120,766)        (373,830)          19,186

Other (expense) income                              (15,128)              --              847               --

Interest expense                                    419,718          587,672          136,134          161,955
                                                -----------      -----------      -----------      -----------
         Loss before extraordinary gain          (1,106,104)      (3,708,438)        (509,117)        (181,141)

Extraordinary gain from debt restructuring               --        2,835,565               --        2,835,565
                                                -----------      -----------      -----------      -----------
Net (loss) income                                (1,106,104)        (872,873)        (509,117)       2,654,424

Preferred stock dividend                            100,000          942,857               --          942,857
                                                -----------      -----------      -----------      -----------
(Loss) income applicable to common stockholders $(1,206,104)     $(1,815,730)     $  (509,117)     $ 1,711,567
                                                ===========      ===========      ===========      ===========

Net (loss) income per basic and diluted
  common share                                  $     (0.10)     $     (0.77)     $     (0.04)     $      0.55
                                                ===========      ===========      ===========      ===========
Weighted average common shares
      outstanding                                11,923,658        2,371,307       13,675,238        3,140,877
                                                ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                    -----------------------------
                                                                       MARCH 24,        MARCH 26,
                                                                         2000             1999
                                                                         ----             ----
Operating activities:
      Net loss.................................................     $ (1,206,104)     $  (872,873)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization.........................          282,044          391,461
         Asset held for sale writedown.........................          100,000               --
         Provision for doubtful accounts.......................               --          (66,012)
         Deferred compensation.................................               --           18,764
         Interest accrued-stockholder advances.................               --           67,312
         Extraordinary gain from debt restructuring............               --       (2,835,565)
         Inventory reserves....................................               --         (142,435)
         Changes in assets and liabilities:
             Accounts receivable...............................           78,799         (563,912)
             Inventory.........................................          183,440          812,049
             Prepaid expenses and other current assets.........           12,769           37,913
             Other assets......................................           40,137          (37,467)
             Accounts payable..................................         (141,012)         145,098
             Accrued expenses..................................         (164,986)        (400,008)
                                                                    ------------       ----------
                Net cash used in operating activities..........         (814,913)      (3,445,675)
                                                                    ------------       ----------
Investing activities:
      Capital expenditures.....................................           (3,600)         (22,673)
                                                                    ------------       ----------
Financing activities:
      Proceeds from sale of common and preferred stock.........          500,000        4,198,000
      Borrowings...............................................          515,000           73,556
      Payments of long-term debt...............................         (138,738)        (790,931)
                                                                    ------------       ----------
                Net cash provided by financing activities                876,263        3,480,625
                                                                    ------------       ----------
Net increase in cash...........................................           57,751           12,277
Cash, beginning of period......................................           17,181            4,904
                                                                    ------------       ----------
Cash, end of period............................................     $     74,932       $   17,181
                                                                    ============       ==========
Supplemental disclosure:
      Cash paid during the period for:
         Interest..............................................     $    334,540       $  471,407
                                                                    ============       ==========
Debt converted upon financial restructuring....................               --       $3,088,690
                                                                    ============       ==========

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

NOTE 2 - INVENTORY

         The components of inventory are as follows:

                    Raw materials......................      $1,363,856
                    Work-in-process....................         561,459
                                                             ----------
                                                             $1,925,315
                                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent upon a small number of large companies, upon key personnel and upon certain industries as well as a company which has a limited history of profitability and a need for additional capital. Additionally, the Company is subject to the risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability of components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The Company provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs"). The Company specializes in the fabrication, assembly and testing of complex industrial products and non-invasive testing equipment. The Company manufactures complete systems, as well as assemblies, including printed circuit boards, cable and wire harnesses and other electro-mechanical assemblies. The Company complements its basic manufacturing services by providing its customers with a broad range of sophisticated product engineering and design services. Products manufactured by the Company range from automated test and production systems to less complex products such as bicycle wheel hubs. Representative customers of the Company include ENI Technologies (a division of Astec America, Inc.), Karl Suss America, Inc., International Business Machines Corporation ("IBM"), L3 Communications and Van Dam Machine Co.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 24, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 26,
1999

         For the three months ended March 24, 2000, the Company's net sales decreased by $202,000 or 6.9% to $2,706,000 from $2,908,000 for the three months ended March 26, 1999. The Company experienced longer lead times and tight supply conditions for electronic components used in its semiconductor and telecommunications businesses.

         Cost of goods sold for the three months ended March 24, 2000 increased by $407,000 or approximately 22.8% to $2,189,000 from $1,782,000 for the three months ended March 26, 1999. This was primarily the result of an increase in the proportion of sales with a higher percentage of parts to labor and higher material and shipping costs arising from material shortages.

         Total operating expenses decreased for the three months ended March 24, 2000 by $255,000 or 22.2% to $891,000 from $1,145,000 for the three months ended
March 26, 1999. Sales and marketing expenses increased by $31,000 or 29% as the Company increased its marketing efforts to target new business. However, general and administrative expenses decreased by $286,000 or 27.5% to $753,000 from $1,039,000. Lower professional fees, reduced staffing levels and tighter control on general and administrative expenditures were major factors in the reduction.

         Interest expense decreased for the three months ended March 24, 2000 by $26,000 or 16% to $136,000 from $162,000 for the three months ended March 26, 1999. The decrease in interest expense results from a net reduction in borrowing levels over the period.

         The Company incurred a loss before extraordinary gain of $509,000 during the three months ended March 24, 2000, as compared to a loss of $181,000 for the three months ended March 26, 1999. Cost savings from reduced expenses were offset by lower sales volumes and decreased profit margins, during the latest quarter.

         Net loss per share for the three months ended March 24, 2000 was $0.04 compared to net income per share of $0.55 for the three months ended March 26, 1999. The income in 1999 resulted from an extraordinary gain from debt restructuring of $2,836,000, net of preferred stock dividends of $943,000, in the three months ended March 26, 1999.

NINE MONTHS ENDED MARCH 24, 2000 AS COMPARED TO NINE MONTHS ENDED MARCH 26, 1999

         For the nine months ended March 24, 2000, the Company's net sales increased by $1,679,000 or 25% to $8,403,000 from $6,724,000 for the nine months ended March 26, 1999. The increase in sales was primarily the result of increased sales efforts and additional marketing expenditures by management and the Company's sales team during the last nine months.

         Cost of goods sold for the nine months ended March 24, 2000 increased by $223,000 or 3% to $6,610,000 from $6,387,000 for the nine months ended March 26, 1999. Increased raw material costs and tight supply conditions in the third quarter of 2000 negatively affected the year to date cost of goods sold. Despite this, gross profit margin improved favorable from 5% of net sales for the nine months ended March 26, 1999 to 21.3% of sales over the comparable nine month period of this year. This resulted in an overall increase in gross profit of $1,456,000. The gross profit for the nine months ended March 26, 1999 was negatively affected by a write down of inventory. During the latest period, management has tightly monitored inventory levels and direct labor efficiencies in a continued effort to improve profitability. The Company continues to benefit from settlements with vendors on past due amounts and the Company's former insurance carrier.

         Total operating expenses decreased for the nine months ended March 24, 2000 by $994,000 or 28.7% to $2,464,000 from $3,458,000 for the nine months ended March 26, 1999. The general and administrative expenses decreased due to a decrease in professional fees as well as settlements with some of the Company's professionals as well as management efforts in controlling expenditures in all other general and administrative areas.

         Interest expense decreased for the nine months ended March 24, 2000 by $168,000 or 29% to $420,000 from $588,000 for the nine months ended March 26, 1999. The decrease in interest expense results from reduced borrowing levels by the Company over the latest nine month period.

         The Company incurred a loss before extraordinary gain of $1,106,000 during the nine months ended March 24, 2000 compared to a loss before extraordinary gain of $3,708,000 for the nine months ended March 26, 1999.

         Loss applicable to common stockholders improved by $610,000 or 33.6% to $1,206,000 from $1,816,000 after an extraordinary gain from debt restructuring of $2,836,000 during the nine months ended March 26, 1999 and preferred stock dividends of $100,000 and $943,000 during the respective periods. The dividends arose to record the beneficial conversion feature relating to the convertible preferred stock.

         Net loss per basic and diluted common shares was $0.10 for the nine months ended March 24, 2000 compared to a loss of $0.77 in the nine months ended March 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $815,000 for the nine months ended March 24, 2000 as compared to $3,446,000 used in operations for the nine months ended March 26, 1999. Cash was used to fund operating losses in both periods. After accounting for non-cash items, net cash used in operations decreased primarily as a result of reduced inventory levels.

         Net cash provided by financing activities during the nine months ended March 24, 2000 was $876,000 as compared to $3,481,000 for the nine months ended March 26, 1999. Overall, the Company generated a net increase in cash of $58,000.

         Working capital showed a deficiency of $3,381,000 at March 24, 2000 from a deficiency of $2,841,000 at March 26, 1999. Working capital is lower, in part, because the PNC Bank revolving line of credit which has a due date of October 30, 2000, is being classified as a current liability in the latest period.

LINE OF CREDIT

         The Company's revolving bank line of credit (the "Line of Credit") currently permits borrowings of up to $5,000,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an overadvance by the bank of $1,500,000. As of March 24, 2000, $4,613,000 was outstanding under the Line of Credit and the Company had no additional borrowings available. PNC Bank has agreed to keep the Company's existing credit facility in place at least through October 30, 2000, with a one year extension, provided that certain conditions are met and no events of default occur.

                           PART II - OTHER INFORMATION

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

                                       ASD GROUP, INC.

Date:   May 18, 2000                   By:       /S/ PETER C. ZACHARIOU
                                                --------------------------------
                                                Peter C. Zachariou, President

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
27                Financial Data Schedule