Form 10KSB
period 2000-06-30
ASD GROUP INC
filed 2000-10-13
CIK 1017875

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transaction period from _______ to _______

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

                                 (845) 452-3000
                                 --------------
              (Registrant's telephone number, including area code)

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

         Yes      [X]               No      [_]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $12,302,665.

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on September 24, 2000 was $3,605,270.

As of September 24, 2000, there were 17,621,081 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                 ASD Group, Inc.

                                Table of Contents

                                     Part I

Item 1.  Description of Business ..........................................  1
Item 2.  Description of Property ..........................................  7
Item 3.  Legal Proceedings.................................................  8
Item 4.  Submission of Matters to a Vote of Security Holders...............  8

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters..........  8
Item 6.  Management's Discussion and Analysis or Plan of Operation......... 11
Item 7.  Financial Statements.............................................. 13
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 13

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................. 14
Item 10. Executive Compensation............................................ 17
Item 11. Security Ownership of Certain Beneficial Owners and Management.... 19
Item 12. Certain Relationships and Related Transactions.................... 19
Item 13. Exhibits and Reports on Form 8-K.................................. 20

                           FORWARD LOOKING STATEMENTS

         ASD Group, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent on a small number of large companies, upon key personnel and upon certain industries as well as a company which has a limited history of profitability and need for additional capital. Additionally, the Company is subject to risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability of components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         ASD Group, Inc. (the "Company") provides comprehensive contract manufacturing and engineering services to original equipment manufacturers ("OEMs.") The Company specializes in the fabrication, assembly and testing of complex industrial products and non-invasive testing equipment. The Company manufactures complete systems, as well as assemblies, including printed circuit boards, cable and wire harnesses and other electro-mechanical assemblies. The Company complements its basic manufacturing services by providing its customers with a broad range of sophisticated product engineering and design services. Products manufactured by the Company range from automated test and production systems to less complex products such as bicycle wheel hubs. Representative customers of the Company include ENI Technologies, Inc., Karl Suss America, Inc., L3 Communications and Van Dam Machine Co.

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

         Notwithstanding what management believes to be a positive climate for contract manufacturers in the United States, the Company's sales were adversely affected by the situation in the Asian markets during the fiscal years ended June 30, 2000 ("Fiscal 2000") and June 25, 1999 ("Fiscal 1999"). The Company experienced reductions in, and cancellations of, orders from several customers, principally those related to the semi-conductor market. These reductions and cancellations resulted in the Company recording an additional inventory write-off of $1,500,000 in the second quarter of Fiscal 1999, substantially reducing gross profit for the year. While management has taken significant steps to improve the Company's financial condition, the Company's immediate cash requirements are significant. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financing.

         The Company was incorporated in New York in May 1965 under the name Dutchess Design & Development, Inc. In July 1996, the Company was reincorporated in Delaware under its present name. The Company maintains its executive offices at 1 Industry Street, Poughkeepsie, New York 12603 and its telephone number is
(845) 452-3000.

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

         Reduce Capital Investment. As electronics, industrial products and communication equipment have become more technologically advanced, the manufacturing process has become increasingly automated requiring a greater level of investment in capital equipment. Contract manufacturers enable OEMs to gain access to advanced manufacturing facilities, thereby reducing OEMs' overall capital equipment requirements.

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

INDUSTRIES AND PRODUCTS

         The following table lists the industries in which the Company expects to continue to conduct significant business during Fiscal 2001 and the products for which the Company expects to provide manufacturing services (based on net sales for Fiscal 2000).

Industry                  Specific Product or Product Component
--------                  -------------------------------------
Computer................. Chassis, frames, panels, wire harness and cables, jumpers, test equipment, process equipment
Information Processing... Test equipment for copiers
Instrumentation.......... Printed circuit cards for laser measurement instruments
Medical.................. Power components for medical equipment; automated process equipment
Semiconductor............ Coating equipment; power components for semiconductor equipment; test equipment
Sign-making.............. Sub-systems for plotters
Transportation........... Airport control components
Other.................... Parcel drop system, control systems for power distribution; printed circuit boards for elevator control systems, assembly of color printing presses.

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

         System Assembly. The Company's assembly activities range from assembly of higher-level sub-systems and systems to printed circuit board assembly and assembly of complex electro-mechanical components. The Company specializes in printed circuit board assembly, cable and wire harness assembly and electro-mechanical assembly, all utilizing specialized tools and techniques.

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

         The Company's quality management system has been certified under ISO 9002, an international quality standard. The Company has been certified by Underwriters Laboratories ("UL") as a UL approved panel manufacturer. The Company's cable and wire harnesses and assemblies are manufactured to UL and Canadian Standards Association specifications. The Company's printed circuit board manufacturing process has been certified by BBAC (a British communications equipment manufacturing quality specification).

CUSTOMERS, SALES AND MARKETING

         The Company serves a wide variety of markets, including the computer, computer peripherals, telecommunications, postal equipment, semiconductor, environmental, test equipment, process equipment, industrial equipment and other industries. Representative customers of the Company include ENI Technologies, Inc., Karl Suss America, Inc., L3 Communications and Van Dam Machine Co. A majority of the Company's customers are located in the Northeast United States.

         For Fiscal 2000, the Company's three largest customers accounted for approximately 59% of net sales. Sales to these three customers accounted for approximately 30%, 16% and 13%, respectively, of the Company's net sales. For Fiscal 1999, the Company's four largest customers accounted for approximately 59% of net sales. Accordingly, in addition to expanding existing relationships, the Company is pursuing a strategy of diversifying its customer base. Currently, the Company contacts potential customers through participation at contract manufacturing shows, strategically placed advertisements, and direct mail campaigns which are then followed by telephone sales and visits from the Company's sales representatives. The Company also advertises over the Internet at its own website (asdgroup.com). The Company is expanding its marketing efforts by attending more trade shows, increasing the number of advertisements in trade journals, increasing the number of sales personnel, increasing the number of customers who receive direct mailings, and providing new sales literature and interactive electronic presentations. The Company's objective is to obtain multiple customers in the markets it currently serves and in additional markets.

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

BACKLOG

         The Company's backlog at June 30, 2000 was approximately $12,500,000. Backlog consists of firm purchase orders and commitments, which are to be filled within the next 12 months. However, since orders and commitments may be rescheduled or canceled, management of the Company believes that backlog is an inconclusive indicator of future financial performance.

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

SUPPLIERS

         The Company procures components from a broad group of suppliers, determined on an assembly-by-assembly basis. Some of the products and assemblies manufactured by the Company require one or more components that may be available from only a single source. Some of these components are allocated in response to supply shortages. The Company attempts to ensure the continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, the Company attempts to arrange for alternative sources of supply, where available, or defers planned production to meet the anticipated availability of the critical components. In some cases, supply shortages could substantially curtail production of all assemblies using a particular component. While the Company has not experienced material shortages in the recent past, such shortages could produce significant short-term interruptions of the Company's future operations. Some of the Company's material suppliers are Arrow Electronics, Avnet Group, Chapin & Bangs, Future Electronics, Simcona Electric Corp, and Yarde Metals. The Company currently has access to number of alternative suppliers if any such suppliers were to cease or materially decrease their business dealings with the Company.

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

EMPLOYEES

         As of October 2, 2000, the Company employed 115 full time employees. The Company employs 37 people in finance, sales and administration; 72 people in manufacturing operations and 6 people handling various engineering functions. Currently none of the Company's employees are members of a union. Management considers its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal operations are conducted in Poughkeepsie, New York, in an approximately 75,000 square foot plant situated on a 5.5-acre parcel of land. In addition, the Company owns a second 65,000 square foot plant in Poughkeepsie, which is currently not used and unoccupied (the "Plant"). These facilities are mortgaged in the amount of $550,000 as of June 30, 2000. The Company also owns approximately 55.76 acres of vacant land in Poughkeepsie. Management of the Company believes that the Company's facilities are sufficient for its current and reasonably anticipated operations.

         Effective July 17, 2000, the Company entered into a contract to sell the Plant. However, since entering into the original agreement, management has had discussions with the purchasers of the Plant regarding reducing the purchase price in light of certain findings from the environmental and general inspections. Management has written-down the carrying value of this asset held for sale to $760,000 to reflect the expected net realizable value of the Plant. It is currently contemplated that this transaction will close on or before October 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in pending and threatened legal actions and proceedings arising in the ordinary course of its business. In the opinion of management, the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During Fiscal 2000, the Company has not conducted any annual meetings of its stockholders or submitted any matters to a vote of its stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         From May 14, 1997 through February 23, 1999, the Company's common stock was traded on the Nasdaq SmallCap Market under the symbol "ASDG". Since February 24, 1999, the Company's common stock has been trading on the OTC Electronic Bulletin Board under the symbol "ASDG.OB." The following table sets forth the high and low sale prices as furnished by The Nasdaq Stock Market, Inc. for the calendar quarter indicated in the last two fiscal years:

1999                                       High                     Low
----                                       ----                     ---
Quarter ended September 25, 1998          $1.375                  $ .50
Quarter ended December 25, 1998            1.1875                   .375
Quarter ended March 26, 1999               1.1562                   .5938
Quarter ended June 25, 1999                1.1875                   .5938

2000
----
Quarter ended September 24, 1999          $ .9375                 $ .4375
Quarter ended December 24, 1999             .5938                   .2188
Quarter ended March 24, 2000               2.125                    .25
Quarter ended June 30, 2000                1.0625                   .25

         These bid prices are inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

HOLDERS

         As of August 7, 2000, there were approximately 17 holders of record of the common stock. The Company believes that the common stock is held by in excess of 350 beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

         The Company has effected the following sales of unregistered securities in the last three fiscal years:

         1. In December 1998, the Company sold to three investors 825 shares of Series D Convertible Preferred Stock in consideration for $825,000. The investors were accredited investors and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

         2. By letter agreement dated February 9, 1999, the Company agreed to issue 75,000 shares of common stock to each of two original founders in consideration for the forgiveness of $339,000 of deferred compensation.

         3. In connection with a restructuring of its credit facility with PNC Bank, in March 1999, the Company issued to PNC Bank warrants to purchase 100,000 shares of common stock at an exercise price of $1.75 per share.

         4. In March 1999, the Company sold 1,325 shares of Series E Convertible Preferred Stock in consideration for $1,325,000. The investors were accredited investors and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

         5. By letter agreement dated March 4, 1999, the Company agreed to issue to Gary Horne 150,000 shares of common stock, to release 85,718 shares of common stock being held in escrow and to exchange releases in consideration for the forgiveness of $707,000.

         6. Effective June 25, 1998, the Company paid $110,000 in cash, issued $110,000 in promissory notes and issued 73,461 shares of Series C Convertible Preferred Stock in satisfaction for $1,210,000 in principal and unpaid interest pursuant to promissory notes due in June 1998.

         7. In April 1999, the Company issued 100,000 shares of common stock in connection with the exercise of warrants to purchase 100,000 shares of common stock. The warrants were exercisable at a price of $.75 per share and the Company received $75,000 in connection with such exercise.

         8. In April 1999, the Company issued 2,827 shares of common stock in connection with the exercise of warrants to purchase 2,827 shares of common stock. The warrants were exercisable at a price of $.358 per share and the Company received $1,012.07 in connection with such exercise.

         9. In December 1999, the Company sold 200 shares of Series F Convertible Preferred Stock in consideration for $200,000. The investor was an accredited investor and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

         10. In December 1999, the Company sold 400 shares of Series G Convertible Preferred Stock in consideration for $400,000. The investors were accredited investors and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

         11. In April 2000, the Company issued 44,794 shares of common stock in connection with the cashless exercise of warrants to purchase 55,838 shares of common stock. The warrants were exercisable at a price of $.358 per share.

         12. From February through June 2000, the Company sold 500 shares of Series H Convertible Preferred Stock in consideration for $500,000. The investors were accredited investors and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

         In connection with each of these transactions, the Company did not pay underwriting discounts or commissions. These shares were all issued without registration under the Securities Act, by reason of the exemption from registration afforded. Except as otherwise noted, the shares were issued pursuant to the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering. Each recipient of shares delivered appropriate investment representations to the Company with respect thereto and consented to the imposition of restrictive legends upon the certificates evidencing the shares.

         During Fiscal 2000, (i) 350 shares of Series D Convertible Preferred Stock were converted into 911,208 shares of the Company's common stock, (ii) 384 shares of Series E Convertible Preferred Stock were converted into 1,082,861 shares of the Company's common stock, (iii) 400 shares of Series G Convertible Preferred Stock were converted into 2,133,332 shares of common stock, and (iv) 100 shares of Series H Convertible Preferred Stock were converted into 355,556 shares of the Company's common stock.

         In July 2000 and August 2000, 500 shares of Series E and Series H Convertible Preferred Stock were converted into 2,688,348 shares of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Part II, Item 7 of this report.

RESULTS OF OPERATIONS

         FISCAL 2000 AS COMPARED TO FISCAL 1999

         For Fiscal 2000, the Company's net sales increased by $2,692,000 or 28.0% to $12,303,000 from $9,611,000 for Fiscal 1999. The increase in sales was the result of sales and marketing efforts which resulted in increased sales to existing customers and sales to several large new customers.

         Costs of goods sold for Fiscal 2000 increased by $834,000 or 9.0% to $10,117,000 from $9,283,000 for Fiscal 1999. The increase in cost of goods sold is primarily the result of increased sales. Increases in costs of goods sold were offset by lower overhead costs and an overall reduction in the average number of production employees as compared to the previous year. In addition, included in Fiscal 1999 costs of goods sold is a $1,500,000 write-down of inventory. Gross profit as a percentage of net sales increased by 14.3% from 3.5% for Fiscal 1999 to 17.8% for Fiscal 2000.

         Total operating expenses decreased for Fiscal 2000 by $1,536,000 or 30.2% to $3,549,000 from $5,085,000 for Fiscal 1999. The decrease in operating expenses is primarily the result of decreases in administrative functions at both the management and staff level. Also contributing to the reduction were lower professional fees and better overall management of operating expenses.

         Interest expense decreased in Fiscal 2000 by $121,000 or 19.5% to $498,000 from $619,000 for Fiscal 1999. The decrease in interest expense results from a net reduction in debt related to the debt repayments and restructurings during Fiscal 2000 and Fiscal 1999.

         During Fiscal 2000, the Company increased its deferred income tax valuation allowance by $782,000. The total valuation allowance at June 30, 2000 of $2,541,000 reduces the net deferred tax asset to zero. This reduction was made in light of the significant loss recognized by the Company in Fiscal 2000 and the limitations on the usage of the net operating loss carryforwards resulting from the capital infusion by investors in prior years.

         The extraordinary gain in Fiscal 1999 of $2,836,000 was the result of debt restructuring with the Company's lenders and two original founders of the Company.

         During Fiscal 2000 and Fiscal 1999, the Company issued shares of convertible preferred stock to raise additional capital. The shares of preferred stock are convertible into shares of common stock based on a formula which includes a percentage of the average market price of the Company's common stock. As a result, the holders of these shares of convertible preferred stock will receive shares of the Company's common stock for equivalent to less than the current market price for the common stock. The Company recorded dividends of $386,000 and $943,000 to record the beneficial conversion features of the convertible preferred stock issued during Fiscal 2000 and Fiscal 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         GENERALLY

         STATEMENTS OF CASH FLOW

         Net cash used in operating activities was $1,668,000 for Fiscal 2000 as compared to $4,281,000 for Fiscal 1999. The decrease in cash used in operating activities was primarily the result of the decrease in the loss before the extraordinary gain from restructuring, offset by an increase in accounts receivable and inventory. Increases in accounts payable also provided an additional $810,000 to offset cash used in operating activities. Net cash provided by financing activities during Fiscal 2000 was $1,743,000 as compared to $4,309,000 in Fiscal 1999. The decrease results from less sales of common and preferred stock in Fiscal 2000 offset partially by increased bank borrowings. The Company had a working capital deficit of $2,952,000 at June 30, 2000 as compared to working capital of $204,000 at June 25, 1999. Working capital is significantly lower, in large part, because the PNC Bank revolving line of credit and the note payable to Bankers Trust Company are being classified as current liabilities at June 30, 2000.

         LIQUIDITY

         Notwithstanding the significant steps taken by management to restructure the Company's debt, the Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 2001. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings. The investors have committed to the Company to fund the Company's working capital requirements through Fiscal 2001.

         The Company's line of credit with PNC Bank, which expires October 31, 2000, places restrictions on the Company's ability to obtain financing either through the offering of equity or incurrence of additional debt. No assurances can be given that additional funds will be available to the Company on acceptable terms, if at all. Additional financings may result in dilution to existing stockholders.

         As of June 30, 2000, the Company did not meet certain covenants with respect to the line of credit with PNC Bank. The Company's failure to meet these covenants constitutes a default on the line of credit. In addition, default on the PNC Bank line of credit constitutes a default under the Company's Option Agreement with Bankers Trust Company. Notwithstanding the foregoing, neither PNC Bank nor Bankers Trust Company has declared an event of default under the line of credit or the Option Agreement or attempted to exercise their rights under these agreements. Moreover, as part of the Company's negotiation with PNC Bank for an extension of the expiration date to the line of credit, the Company will also negotiate a waiver of the covenant violations.

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

         The Company anticipates that it will incur capital expenditures of approximately $300,000 during Fiscal 2001. Such expenditures will be primarily for additional manufacturing and test equipment designed to increase both capacity and efficiency. The Company intends to finance these capital expenditures through funds raised or existing and anticipated capital resources.

NET OPERATING LOSS CARRYFORWARDS

         As of June 30, 2000, the Company had a net operating loss carry forwards ("NOLs") for federal income tax purposes of approximately $5,700,000 which begins to expire in 2006. The restructuring in Fiscal 1999 resulted in a "change of control" for federal income tax purposes and limited the Company's ability to utilize such NOLs. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. The Company monitors the realizability of such assets and establishes a valuation allowance for all amounts that are not likely to be realized. As of June 30, 2000, the total valuation allowance was $2,541,000, which reduced the net deferred tax asset to zero.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The impact of recently issued accounting standards is discussed in Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is incorporated by reference to pages F-1 through F-16 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

Name                        Age   Positions

Jay H. Solomont(1).......   44    Co-Chairman of the Board and Director
Benjamin Rabinovici......   78    Co-Chairman of the Board, Treasurer and
                                  Director
Peter C. Zachariou(2)....   39    President, Chief Executive Officer, Secretary
                                  and Director
William Courchaine.......   38    Chief Operating Officer
Thomas H. Lenagh(1)(2)...   75    Director
Jan M. Winston1(2).......   64    Director
William Foote ...........   49    Chief Financial Officer

(1)   Member of Audit Committee.
(2)   Member of Compensation Committee.

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

         Benjamin Rabinovici became a director and the Co-Chairman of the Board in July 1999 when Mark Karasick, another director, resigned. Dr. Rabinovici became Treasurer of the Company in December 1999. Dr. Rabinovici is a private investor in real estate and several electronics companies. He is a director of Parlex Corporation and I.M. Corp. From 1980 to 1996, Dr. Rabinovici was Chairman of the Board, Chief Executive Officer and President of Typanium Corporation and from 1983 to 1989 he was Chairman of the Board, Chief Executive Officer and President of International Microwave Corporation. From 1968 to 1974, Dr. Rabinovici was a Professor of Electrical Engineering at Northeastern University in Boston, Massachusetts.

         Peter C. Zachariou became the President and a director of the Company in June 1998, Chief Executive Officer in March 1999 and Secretary in December 1999. From June 1995 through January 2000, Mr. Zachariou also held various positions with JR Consulting, Inc., a company now known as Providential Holdings, Inc. with a class of securities traded on the OTC Electronic Bulletin Board(R); most recently as Chairman of the Board, President and Treasurer. For at least the preceding five years, Mr. Zachariou has been a private investor.

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

         Thomas H. Lenagh has been a director of the Company since August 1997. Mr. Lenagh is currently Chairman of the Board of Inrad Inc. Mr. Lenagh was the Chairman and Chief Executive Officer of Greiner Engineering from 1984 to 1986. He also served as the Chairman of the Executive Committee of SCI Systems, Inc., from 1985 to 1994. Mr. Lenagh, an independent financial advisor since 1984, has also served in financial management positions of the Aspen Institute and Ford Foundation as well as on the Board of Directors of several corporations.

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

         William Foote joined the Company in March 2000 as Chief Financial Officer. Prior to that, Mr. Foote was employed by Benjamin Moore & Co. From 1990 to 1995, he held the position of Treasurer and served as the Chief Financial Officer for Benjamin Moore & Co. in Canada before relocating to the U.S. corporate office. In the U.S., Mr. Foote held the positions of Director of Financial Planning and Vice-President until 1999. Mr. Foote has over 15 years experience in financial management in the manufacturing area. He is a CPA in the United States and an accredited public accountant in Canada

         Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or their earlier resignation, removal from office or death. The Company has established audit and compensation committees, each consisting of a majority of non-employee directors. The Audit Committee met on one occasion during Fiscal 2000. The Compensation Committee did not meet during Fiscal 2000.

         Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified.

         The Company's annual compensation to non-employee directors consists of annual grants of stock options under the 1996 Stock Option Plan (the "1996 Plan") to purchase 7,500 shares of common stock. The options will be exercisable at the greater of fair market value on the date of grant or $.50, will vest at the end of each full year of service and will be exercisable for a period of ten years from the date of grant.

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

         Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to Fiscal 2000, its executive officers, directors and greater than 10% beneficial owners did not timely comply with such filing requirements. The Form 3s for William Courchaine, Benjamin Rabinovici and William Foote and the Form 5s for the other executive officers, directors and significant stockholders for Fiscal 2000 have not been filed.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides information with respect to the compensation paid or accrued by the Company and all its subsidiaries to the Company's Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer (collectively, the "Named Executive Officers") in all their capacities for Fiscal 2000, 1999 and 1998. No other executive officer of the Company received salary and bonus compensation in Fiscal 2000, 1999 and 1998 in excess of $100,000.

                                                             Summary Compensation Table
                                                             --------------------------
                                                                                                        Long Term
                                                                                                   Compensation Awards
                                                 Annual Compensation                               -------------------
                                              --------------------------         Other Annual       Shares Underlying
Name and Principal Position                   Year     Salary      Bonus        Compensation(1)        Options(#)
---------------------------                   ----     ------      -----        ---------------        ----------
Peter C. Zachariou,                           2000    $ 84,000       $0               $0                    0
President and Chief Executive Officer (2)     1999    $ 84,000       $0               $0                    0
                                              1998       $0          $0               $0                    0

William Courchaine,                           2000    $115,000       $0               $0                    0
Chief Operating Officer                       1999    $ 74,400       $0               $0                    0
                                              1998    $ 77,171       $0               $0                    0

William Foote,                                2000    $ 36,700       $0               $0                    0
Chief Financial Officer (3)

----------
(1) The table does not include amounts for personal benefits extended to Mr. Zachariou, Mr. Courchaine or Mr. Foote by the Company, such as health or life insurance. The Company believes that the incremental cost of such benefits to Named Executive Officers during Fiscal 1998 through Fiscal 2000 did not exceed the lesser of $50,000 or 10% of total annual salary and bonuses.

(2) Mr. Zachariou was appointed President of the Company on June 25, 1999. To date, Mr. Zachariou's salary has accrued and not been paid. Mr. Zachariou has orally agreed to allow his salary to accrue until such time as the Company has sufficient cash flow to pay Mr. Zachariou.

(3)      Mr. Foote began his employment with the Company in March 2000.

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

         Effective June 2, 1999, the Company entered into an Employment Agreement with William Courchaine, Chief Operating Officer of the Company. Pursuant to this agreement, Mr. Courchaine receives a base salary of $115,000 per annum and reimbursement of all reasonable and necessary business expenses.

         The Company is in the process of obtaining key man insurance on the life of Mr. Zachariou. No assurance can be given that this insurance will be obtained or that it will be in sufficient amount to protect the Company in the event of the death of Mr. Zachariou.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no grants of stock options made during Fiscal 2000 to the Company's Named Executive Officers.

STOCK OPTIONS HELD AT END OF FISCAL 2000

         No stock options are currently held by the Company's Named Executive Officers as of June 30, 2000. No options were exercised by the Named Executive Officers during Fiscal 2000.

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

         As of June 30, 2000, the Company has outstanding options under the 1996 Plan to purchase 240,000 shares of common stock to five persons. None of such options were granted to the Named Executive Officers.

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

                                                                                           Percent
Name and Address                                               Number of Shares         Beneficially
of Beneficial Owner (1)                                    Beneficially Owned (2)(3)        Owned
-----------------------                                    -------------------------        -----
Benjamin Rabinovici..................................                  15,000                  *
Peter C. Zachariou ..................................               3,200,002               17.18%
William R. Courchaine................................                       0                  0
Thomas H. Lenagh.....................................                  30,000 (4)              *
Jan M. Winston.......................................                  30,000 (4)              *
Jay Solomont.........................................                  15,000 (4)              *
William Foote .......................................                       0                  0
Cameron Worldwide Ltd................................               1,492,500                8.47
Sheldon M. Rabinovici................................               1,325,361                7.52
Cheryl Epstein.......................................               1,374,603                7.80
All directors and named executive officers
as a group (7 persons)...............................               3,290,002               17.60%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN FROM PETER ZACHARIOU

         During Fiscal 2000 and Fiscal 1999, Peter C. Zachariou, the Company's President and Chief Executive Officer and a director of the Company, advanced to the Company $812,000, of which $145,000 was repaid. Such advances are evidenced by a promissory note bearing interest at the rate of 8% per annum and payable on July 1, 2001. The outstanding balance of the loan and accrued interest at June 30, 2000, was $668,000 and $26,000, respectively. The outstanding loan balance at June 25, 1999 was $118,000.

APPROVAL OF AFFILIATED TRANSACTIONS

         All transactions between the Company and its directors, executive officers and principle stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of the independent outside directors of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.     Description
-----------     -----------
    3.1         Certificate of Incorporation, as amended. (1)(2)
    3.2         Bylaws.(1)
    4.1         Specimen Certificate of Common Stock. (1)
   10.1         1996 Stock Option Plan, as amended (2)
   10.2         Restated Line of Credit Loan and Security Agreement dated as of
                December 28, 1995 between Automatic Systems Developers, Inc.;
                High Technology Computers, Inc. and Poughkeepsie Savings Bank,
                FSB.(1)
   10.3         Second Amended Modification, Extension, Spreader and Assumption
                Agreement dated as of December 28, 1995 between Automatic
                Systems Developers, Inc. and Poughkeepsie Savings Bank, FSB.(1)
   10.4         Second Amended Modification, Extension, Spreader and Assumption
                Agreement dated as of December 28, 1995 between the Registrant;
                Automatic Systems Developers, Inc. and Poughkeepsie Savings
                Bank, FSB.(1)
   10.5         Option Agreement dated as of May 31, 1996 by and among Banker's
                Trust Company and the Registrant.(1)
   10.6         Amendment dated December 20, 1996 to December 29, 1995 Purchase
                Agreement.(2)
   10.7         Intentionally deleted
   10.8         Intentionally deleted
   10.9         Intentionally deleted.
   10.10        Intentionally deleted.
   10.11        Form of Indemnification Agreement dated May 12, 1997 between the
                Registrant and its executive officers and directors.(3)
   10.12        Securities Purchase Agreement dated as of June 25, 1999 by and among the Registrant, the parties listed on Schedule 1 to the Agreement and Gary D. Horne.(4)
   10.13        Agreement dated as of June 25, 1999 by and among Automatic
                Systems Developers, Inc.; High Technology Computers, Inc.; the
                Registrant; the financial institutions which are now or hereafter become a party to the Credit Agreement; and PNC Bank, National Association.(4)
   10.14        Option and Forbearance Agreement dated as of June 25, 1999 by and among Bankers Trust Company; Automatic Systems Developers,
                Inc. and the Registrant.(4)
   10.15        Form of Agreement with holders of: (I) 10% senior promissory note due June 19, 1998 and/or (ii) warrants to purchase Common
                Stock.(4)
   10.16        Form of Letter Agreement with holders of warrants to purchase an aggregate of 122,750 shares of the Registrant Common Stock.(4)
   10.17        Second Amendment Agreement dated as of September 7, 1999 by and among Automatic Systems Developers, Inc.; High Technology
                Computers, Inc.; the Registrant; the financial institutions which are not or hereafter become a party to the Credit
                Agreement and PNC Bank, National Association
   10.18        Third Amendment Agreement dated as of March 1, 2000 by and among
                Automatic Systems Developers, Inc.; High Technology Computers,
                Inc.; the Registrant; the financial institutions which are now or hereafter become a party to

Exhibit No.     Description
-----------     -----------
                the Credit Agreement and PNC Bank, National Association
   10.19        Employment Agreement dated as of June 2, 1999 between ASD Group,
                Inc. and William Courchaine.
   21.1         List of Subsidiaries of the Registrant.(2)
   27.1         Financial Data Schedule.

----------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-7731).
(2) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended June 25, 1999.
(3) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended June 27, 1997.
(4) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K filed July 9, 1998

         (b)      Current Reports on Form 8-K

         None

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 2000            ASD GROUP, INC.

                                   By:   /s/ Peter C. Zachariou
                                         ---------------------------------------
                                         Peter C. Zachariou, President and Chief
                                         Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                         Title                        Date
---------------------------   -----------------------------    -----------------

/s/ Peter C. Zachariou        President and Chief Executive    October 13, 2000
---------------------------   Officer and Director
Peter C. Zachariou

/s/ William Courchaine        Chief Operating Officer          October 13, 2000
---------------------------
William Courchaine

/s/ William Foote             Chief Financial Officer          October 13, 2000
---------------------------   (Principal Financial and
William Foote                 Accounting Officer)

/s/ Thomas H. Lenagh          Director                         October 13, 2000
---------------------------
Thomas H. Lenagh

/s/ Jan M. Winston            Director                         October 13, 2000
---------------------------
Jan M. Winston

                              Co-Chairman of the Board and     October __, 2000
---------------------------   Director
Jay Solomont

/s/ Benjamin Rabinovici       Co-Chairman of the Board and     October 12, 2000
---------------------------   Director
Benjamin Rabinovici

                                 ASD GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...........................................   F-2

Consolidated Balance Sheet as of June 30, 2000.........................   F-3

Consolidated Statements of Operations for the Years Ended June 30, 2000
and June 25, 1999......................................................   F-4

Consolidated Statements of Stockholders' Deficiency for the Years Ended
June 30, 2000 and June 25, 1999........................................   F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2000
and June 25, 1999......................................................   F-6

Notes to Consolidated Financial Statements............................. F-7-F-16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ASD Group, Inc.
Poughkeepsie, New York

         We have audited the accompanying consolidated balance sheet of ASD Group, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ASD Group, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
September 26, 2000

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                 June 30, 2000
                                                                                 -------------
Current assets:
  Cash .......................................................................   $     63,996
  Accounts receivable, less allowance for doubtful accounts of
    $350,171 .................................................................      2,416,093
  Inventory, less reserve of  $229,814........................................      2,497,346
  Prepaid expenses and other current assets...................................         27,589
  Asset held for sale.........................................................        760,000
                                                                                 ------------
         Total current assets.................................................      5,765,024
Property, plant and equipment, net............................................      3,195,473
Other assets..................................................................         97,909
                                                                                 ------------
Total assets .................................................................   $  9,058,406
                                                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt ..........................................   $  5,683,813
  Accounts payable............................................................      2,356,996
  Accrued expenses............................................................        675,871
                                                                                 ------------
         Total current liabilities............................................      8,716,680
Long-term debt................................................................      1,024,989
                                                                                 ------------
         Total liabilities....................................................      9,741,669
                                                                                 ------------
Contingencies (See Notes)
Stockholders' deficiency:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 74,986
     convertible shares issued and outstanding................................      2,341,420
   Common stock, $.01 par value, 50,000,000 shares authorized,
     14,932,733 shares issued and outstanding.................................        149,328
  Paid-in capital.............................................................      7,625,560
  Deficit.....................................................................    (10,799,571)
                                                                                 ------------
         Total stockholders' deficiency.......................................       (683,263)
                                                                                 ------------
Total liabilities and stockholders' deficiency ...............................   $  9,058,406
                                                                                 ============

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended
                                                                 --------------------------
                                                                   June 30,       June 25,
                                                                     2000           1999
                                                                 -----------    -----------
Net sales.....................................................   $12,302,665    $ 9,610,801
Cost of goods sold............................................    10,117,355      9,282,961
                                                                 -----------    -----------
         Gross profit.........................................     2,185,310        327,840
                                                                 -----------    -----------
Operating expenses:
     Sales and marketing......................................       471,888        453,501
     General and administrative...............................     3,077,276      4,631,640
                                                                 -----------    -----------
         Total operating expenses.............................     3,549,164      5,085,141
                                                                 -----------    -----------
         Loss from operations.................................    (1,363,854)    (4,757,301)

Interest expense..............................................      (497,756)      (618,509)
                                                                 -----------    -----------
         Loss before extraordinary gain.......................    (1,861,610)    (5,375,810)

Extraordinary gain............................................            --      2,835,565
                                                                 -----------    -----------
         Net loss.............................................    (1,861,610)    (2,540,245)

Preferred stock dividend......................................       385,714        942,857
                                                                 -----------    -----------
Loss applicable to common stockholders........................   $(2,247,324)   $(3,483,102)
                                                                 ===========    ===========
Amounts applicable to common stockholders per basic and
diluted common share:
Loss before extraordinary gain................................   $      (.17)   $     (1.72)
Extraordinary gain............................................            --            .77
                                                                 -----------    -----------
Loss applicable to common stockholders........................   $      (.17)   $      (.95)
                                                                 ===========    ===========
Weighted average common shares outstanding....................    12,962,435      3,684,611
                                                                 ===========    ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                      Preferred Stock              Common Stock
                                  -----------------------    -----------------------      Paid-In
                                    Shares       Amount        Shares        Amount       Capital         Deficit          Total
                                  --------    -----------    ----------     --------   -----------    ------------      ----------
Balance, June 27, 1998.........    734,259    $ 1,909,000     1,979,934     $ 19,799    $4,370,872     $(6,397,716)      $ (98,045)

Net loss.......................         --             --            --           --            --      (2,540,245)     (2,540,245)

Debt restructuring
(Note 3).......................         --             --       300,000        3,000       250,125              --         253,125

Common stock issued............         --             --       250,000        2,500        87,000              --          89,500

Preferred stock conversion.....   (684,199)    (2,571,971)    7,772,221       77,723     2,494,248              --              --

Preferred stock issued.........     25,060      2,298,000            --           --            --              --       2,298,000

Warrants exercised.............         --             --       102,827        1,028        74,984              --          76,012

Preferred stock dividend.......         --        942,857            --           --      (942,857)             --              --
                                  --------    -----------    ----------     --------   -----------    ------------      ----------
Balance, June 25, 1999.........     75,120      2,577,886    10,404,982      104,050     6,334,372      (8,937,961)         78,347

Net loss.......................         --             --            --           --            --      (1,861,610)     (1,861,610)

Preferred stock conversion.....     (1,234)    (1,722,180)    4,482,957       44,830     1,677,350              --              --

Preferred stock issued.........      1,100      1,100,000            --           --            --              --       1,100,000

Warrants exercised.............         --             --        44,794          448          (448)             --              --

Preferred stock dividend.......         --        385,714            --           --      (385,714)             --              --
                                  --------    -----------    ----------     --------    ----------    ------------      ----------
Balance, June 30, 2000.........     74,986    $ 2,341,420    14,932,733     $149,328    $7,625,560    $(10,799,571)     $ (683,263)
                                  ========    ===========    ==========     ========    ==========    ============      ==========

                 See notes to consolidated financial statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended
                                                                               -----------------------------
                                                                                 June 30,          June 25,
                                                                                   2000              1999
                                                                                   ----              ----
Operating activities:
 Net loss.............................................................          $(1,861,610)     $(2,540,245)
 Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization..................................              333,478          392,293
       Provision (benefit) for doubtful accounts......................               33,184          (24,013)
       Common stock issued for services...............................                   --           53,700
       Deferred compensation..........................................                   --           18,764
       Interest accrued-stockholder advances..........................               25,899           33,317
       Extraordinary gain from restructuring..........................                   --       (2,835,565)
       Inventory reserve..............................................               26,423         (142,435)
       Asset held for sale-writedown..................................              190,000          405,565
       Changes in assets and liabilities:
           Accounts receivable........................................             (885,156)        (642,427)
           Inventory..................................................             (415,014)       1,076,577
           Prepaid expenses and other current assets..................               84,373           47,674
           Other assets...............................................              (31,807)             944
           Accounts payable...........................................              809,648           95,451
           Accrued expenses...........................................               22,389         (220,139)
                                                                                -----------      -----------
                Net cash used in operating activities.................           (1,668,193)      (4,280,539)
                                                                                -----------      -----------
Investing activities:
 Capital expenditures ................................................              (15,822)         (28,892)
                                                                                -----------      -----------
Financing activities:
 Net proceeds from sale of common and preferred stock.................            1,100,000        4,309,812
 Borrowings...........................................................              983,545          525,652
 Payments of long-term debt...........................................             (340,495)        (476,918)
 Financing costs......................................................                   --          (49,058)
                                                                                -----------      -----------
                Net cash provided by financing activities.............            1,743,050        4,309,488
                                                                                -----------      -----------
Net increase in cash..................................................               59,035               57
Cash, beginning of year...............................................                4,961            4,904
                                                                                -----------      -----------
Cash, end of year.....................................................          $    63,996      $     4,961
                                                                                ===========      ===========
Supplemental disclosures:
  Cash paid during the year for:
     Income taxes.....................................................          $        --      $     5,819
                                                                                ===========      ===========
     Interest.........................................................          $   453,395      $   595,602
                                                                                ===========      ===========
  Debt converted upon debt restructurings.............................          $        --      $ 3,088,690
                                                                                ===========      ===========
  Capital leases entered into.........................................          $   364,329      $   102,895
                                                                                ===========      ===========

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION

         ASD Group, Inc. ("ASD") and its wholly-owned subsidiaries (the "Company") operates in one business segment and is a provider of contract manufacturing and engineering services to domestic original equipment manufacturers. The Company provides a wide range of services including product engineering and design, procurement, precision fabrication of sheet metal and machined parts, printed circuit board assembly, electro-mechanical assembly and functional testing.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation--The accompanying consolidated financial statements include the consolidated accounts of ASD Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Fiscal Year--The Company's fiscal year is the 52 or 53 week period which ends on the last Friday in June. The 2000 and 1999 fiscal years were the 53 and 52 week periods which ended June 30, 2000 ("Fiscal 2000") and June 25, 1999 ("Fiscal 1999"), respectively.

         Revenue Recognition--Sales are recorded as products are shipped or when services are rendered.

         Financing Costs--During Fiscal 1999, the Company incurred $49,058 in connection with debt financings (see Note 5). No costs were incurred during Fiscal 2000. Amortization of financing costs for Fiscal 2000 and Fiscal 1999 were $93,517 and $94,464, respectively. Such costs have been fully amortized as of June 30, 2000.

         Property, Plant, and Equipment--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 40 years.

         Earnings (Loss) Per Share--Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans, warrants and the effects of convertible preferred stock would be included in the diluted EPS calculations under the treasury stock method in the event such effects were dilutive.

         Inventory--Inventory, consisting of work-in-progress and raw materials of $668,156 and $1,829,190, respectively, is stated at the lower of cost (first-in, first-out method) or market. Inventory that becomes obsolete because of customer required changes is written-off or reserved at the time the job is completed or when an engineering change is implemented. During Fiscal 1999, the Company wrote-off $1,500,000 of inventory that was expected to be shipped pursuant to orders from customers. However, the requirements with respect to such purchase orders were either reduced or cancelled by customers.

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

         Customers that accounted for 10% or more of the Company's net sales are as follows:

                                                              Years Ended
                                                         ---------------------
                                                         June 30,     June 25,
         Customer                                          2000         1999
         --------                                          ----         ----
         Customer A ...................................     30%          19%
         Customer B....................................     16           10
         Customer C....................................     13           11
         Customer D....................................      5           19
                                                            --           --
                                                            64%          59%
                                                            ==           ==

         As of June 30, 2000, the Company had accounts receivable of 27%, 22% and 18%, or 67% in the aggregate, from three of its customers.

         Management Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Adoption of Financial Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by SFAS Nos. 137 and 138, establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect SFAS 133 to have a material impact on the consolidated financial statements and will implement it effective in the first quarter of Fiscal 2001.

         Revenue Recognition in Financial Statements--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by June 29, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

         Disclosure about Fair Value of Financial Instruments--The carrying value for all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the Company's long-term debt also approximates its fair value based on prevailing interest rates.

3.       RESTRUCTURING AND FINANCINGS

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

         2. BT was paid $250,000 to defer the outstanding principal amount owed to BT for nine months until March 1999. The Company would not make principal and interest payments to BT during this period, although the amounts owed would continue to accrue interest. The 100,000 warrants previously issued to BT were cancelled.

         3. The Company settled $1,210,000 principal and interest owed to Noteholders. The Company:

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

         4. In addition, holders of outstanding warrants to purchase 123,750 shares of common stock at $2.69 per share agreed to exchange these warrants for five-year warrants for the purchase of 400,000 shares of common stock at $1.50 per share during Fiscal 1999.

         5. With respect to the Financial Restructuring, the Company obtained a fairness opinion from the underwriter of the Company's initial public offering (the "Underwriter"). In exchange, the Company paid a $25,000 fee and amended the warrants to purchase 94,500 shares of common stock currently held by the Underwriter to lower the exercise price from $8.3375 per share to $1.50 per share. In addition, the Underwriter received 10,000 shares of common stock.

         The Company paid an investment banking firm that advised the Investors $118,000 and issued to the investment banking firm five-year warrants to purchase 141,360 shares of common stock at $.358 per share.

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

         During Fiscal 1999, the Company reached agreements with PNC, BT, two original founders of the Company (the "Founders") and Gary D. Horne, the Company's former Chief Executive Officer and Chairman of the Board ("GH"). The terms of the agreements are as follows:

         1. As of March 10, 1999, PNC agreed to increase the Company's revolving credit line from $4,500,000 to $5,700,000 through June 25, 2000.

         2. Effective February 26, 1999, the Company entered into an agreement with BT pursuant to which the Company's obligation was reduced from $2,501,000 plus accrued interest of $261,000 to $800,000. The Company paid $250,000 on March

                  31, 1999 and the balance of $550,000 is payable February 2001 without interest. As a result of this transaction, the Company recorded an extraordinary gain of $1,962,000.

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

         During Fiscal 2000, the Company issued (i) 200 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share for $200,000, (ii) 400 shares of Series G Convertible Preferred Stock with a stated value of $1,000 per share for $400,000, and (iii) 500 shares of Series H Convertible Preferred Stock with a stated value of $1,000 per share for $500,000. The Series F Stock is convertible into common stock at the rate of stated value divided by seventy percent (70%) of the average market price of the common stock for the five trading days immediately prior to the conversion date (subject to adjustment under certain circumstances). The Series G and Series H Stock are convertible into common stock at the rate of stated value divided by seventy-five percent (75%) of the average market price of the common stock for the five trading days immediately prior to the conversion date (subject to adjustment under certain circumstances). During Fiscal 2000, a dividend of $386,000 for the Series F, G and H Stock issuances was recorded to record the beneficial conversion feature.

         During Fiscal 2000, (i) 350 shares of Series D Convertible Preferred Stock were converted into 911,208 shares of the Company's common stock, (ii) 384 shares of Series E Convertible Preferred Stock were converted into 1,082,861 shares of the Company's common stock (iii) 400 shares of Series G Convertible Preferred Stock were converted into 2,133,332 shares of common stock, and (iv) 100 shares of Series H Convertible Preferred Stock were converted into 355,556 shares of the Company's common stock.

         In April 2000, the Company issued 44,794 shares of common stock in connection with the cashless exercise of warrants to purchase 55,838 shares of common stock. The warrants were exercisable at a price of $.358 per share.

         In July 2000 and August 2000, 500 shares of Series E and Series H Convertible Preferred Stock were converted into 2,688,348 shares of the Company's common stock.

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                                    June 30,
                                                                      2000
                                                                  -----------
         Land..................................................   $   563,937
         Buildings.............................................     1,633,327
         Leasehold improvements................................       896,091
         Machinery and equipment...............................     3,615,078
         Automobiles...........................................        47,955
                                                                  -----------
                                                                    6,756,388
         Less: accumulated depreciation........................     3,560,915
                                                                  -----------
         Property, plant and equipment, net....................    $3,195,473
                                                                  ===========

         Machinery and equipment includes property under capital leases of $737,294. Amortization of assets under capital leases in Fiscal 2000 and Fiscal 1999 was $36,801 and $26,649, respectively, and is included in depreciation and amortization expense. Depreciation and amortization of property, plant and equipment was $239,960 and $254,543 during Fiscal 2000 and Fiscal 1999, respectively.

5.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                       June 30,
                                                                         2000
                                                                     -----------
         Revolving Line of Credit - PNC...........................   $ 4,938,151
         Note Payable - Bankers Trust Company,
              due February 26, 2001, no interest (See Note 3).....       550,000
         Note Payable - President.................................       667,988
         Other, including capital leases of $549,484..............       552,663
                                                                     -----------
                                                                       6,708,802
         Less: current portion....................................     5,683,813
                                                                     -----------
                                                                     $ 1,024,989
                                                                     ===========

         The Company has a revolving line of credit with PNC. The Company and PNC have amended the terms of the line of credit. Currently, the maximum borrowing limit is $5,000,000 and the interest rate on such borrowings is the prime rate plus 1.0% per annum. PNC also increased the over-advance from $900,000 to $1,500,000 which is included in the formula used to determine the credit line availability. The over-advance is to be paid down upon the sale of the Company's asset held for sale (see Note 11). The line of credit is due to expire on October 31, 2000. The Company is currently in negotiation with PNC for an extension of the expiration date. The line of credit is secured by a first lien on accounts receivable, inventory and machinery and equipment. The amount available for borrowing is determined pursuant to a formula based upon eligible accounts receivable, inventory and machinery and equipment plus the over-advance. As of June 30, 2000, based on the availability formula, the Company had approximately $62,000 additional availability for borrowing.

         The Line of Credit agreement contains certain restrictive covenants with respect to among others, capital expenditures, mergers and acquisitions, dividends, and additional indebtedness. In addition, the agreement requires that the Company satisfy certain financial covenants. As of June 30, 2000, the Company did not meet certain covenants contained in the documents memorializing the line of credit with PNC. The Company's failure to meet these covenants constitutes a default on the line of credit. In addition, default on the PNC line of credit constitutes a default under the Company's agreement with BT. Notwithstanding the foregoing, neither PNC nor BT has declared an event of default under the line of credit or the BT agreement or attempted to exercise their rights under these agreements. Moreover, as part of the Company's negotiation with PNC for an extension of the expiration date to the line of credit, the Company will also negotiate a waiver of the covenant violations.

         The Company has an outstanding note payable of $667,988 to Peter C. Zachariou, the Company's President and Chief Executive Officer, at an interest rate of 8%, due on July 1, 2001. Interest expense on this borrowing was $25,899 and $33,317 in Fiscal 2000 and Fiscal 1999, respectively. In addition, the Company has a liability to Peter C. Zachariou of $158,000 for unpaid compensation which is included in accrued expenses.

         Annual principal payments of long-term debt are as follows:

                           12 Months Ending June
                 ------------------------------------------
                 2001......................................   $5,683,813
                 2002......................................      779,119
                 2003......................................      102,068
                 2004......................................       79,432
                 2005......................................       64,370
                                                              ----------
                                                              $6,708,802
                                                              ==========

         The prime rate at June 30, 2000 was 9.5%.


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

         During Fiscal 2000, the Company granted options to purchase 60,000 shares. Of such options, 30,000 shares are exercisable at $.50 per share and vest in June 2001, and 30,000 shares are exercisable at $.6875 per share and vest in June 2000. All of the options were granted at not less than fair market value of the Company's common stock at the date of grant and are exercisable for a ten-year period. In addition, options to purchase 5,000 shares were cancelled as a result of the termination of one employee's employment.

         During Fiscal 1999, the Company granted options to purchase 150,000 shares exercisable at $.625 per share which vest 1/3 immediately, 1/3 on June 1, 2000 and 1/3 on June 1, 2001. All of the options were granted at not less than fair market value of the Company's common stock at the date of grant and are exercisable for a ten-year period. In addition, options to purchase 15,000 shares were cancelled as a result of the termination of one employee's employment.

         The following table sets forth the activity of the 1996 Plan for the years ended June 30, 2000 and June 25, 1999:

                                                                    Weighted
                                              Number of              Average
                                               Options           Exercise Price
                                               -------           --------------
         Outstanding at June 27, 1998           50,000                 $.50
                 Granted                       150,000                  .625
                 Cancelled                     (15,000)                 .50
                                               -------                 ----
         Outstanding at June 25, 1999          185,000                  .60
                 Granted                        60,000                  .59
                 Cancelled                      (5,000)                 .50
                                               -------                 ----
         Outstanding at June 30, 2000          240,000                 $.60
                                               =======                 ====

         The following table summarizes information about stock options outstanding at June 30, 2000:

                                Options Outstanding               Options Exercisable
                   ---------------------------------------     ------------------------
                                   Weighted       Weighted                     Weighted
Range of                           Average        Average                       Average
Exercise              Number      Remaining       Exercise        Number       Exercise
 Prices            Outstanding       Life          Price       Exercisable       Price
--------           -----------    ---------       --------     -----------     --------
$ .50                 60,000          9.0          $.50           30,000        $.50
 .6875                30,000          9.0           .6875         30,000         .6875
 .625                150,000          9.0           .625         100,000         .625
------               -------          ---          ------        -------        ------
$.50 - .6875         240,000          9.0          $.60          160,000        $.61
============         =======          ===          ======        =======        ======

         The Company utilizes the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record at fair value compensation costs for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has determined that the proforma effect of the common stock options on compensation expense, determined using the fair value of such options at the dates of grant, as required by SFAS No. 123 was $35,000 ($.01 loss per share) in Fiscal 2000 and $31,000 ($.01 loss per share) in Fiscal 1999.

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

7.       INCOME TAXES

         A reconciliation of the income tax provision (benefit) to the amount computed using the Federal statutory rate follows:

                                                              Years Ended
                                                       ------------------------
                                                        June 30,      June 25,
                                                          2000          1999
                                                       ----------    ----------
         Income tax at statutory rate.............     $ (632,947)   $ (863,683)
         State income taxes and other (net of
             Federal benefit).....................       (148,929)     (242,208)
         Increase in valuation allowance..........        781,876     1,105,891
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

         The net deferred tax asset consists of the following:

                                                     June 30,        June 25,
                                                       2000            1999
                                                   -----------     -----------
         Net operating loss carryforwards.......   $ 2,396,757     $ 1,848,237
         Capital loss carryforwards.............       224,489         224,489
         Allowance for doubtful accounts........       147,072         128,620
         Inventory..............................        96,522          85,260
         Accrued compensation...................        66,360              --
         Other..................................        83,713          (5,914)
         Asset held for sale write-down.........       250,320         170,520
         Depreciation...........................      (724,526)       (692,380)
                                                   -----------     -----------
                                                     2,540,707       1,758,832
         Valuation allowance....................    (2,540,707)     (1,758,832)
                                                   -----------     -----------
                                                   $        --     $        --
                                                   ===========     ===========

         Deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial statement purposes. As a result of the financial restructuring (see Note 3), annual utilization of the Federal net operating loss carryforwards will be limited.

         As of June 30, 2000, the Company has Federal net operating loss carryforwards, after limitation, of approximately $5,700,000 which begin to expire in 2006. During Fiscal 2000 and Fiscal 1999, the Company increased the valuation allowance by $781,876 and $1,105,891, respectively, to fully reserve the deferred tax asset. Realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

8.       PROFIT SHARING PLAN

         The Company has a profit sharing plan covering all full time employees who have worked at least 1,000 hours during the plan year, who have one year of service, and are age twenty-one or older. The Plan is subject to provisions of the Employee Retirement Income Security Act of 1974. No contributions were made by the Company in Fiscal 2000 or Fiscal 1999.

9.       CONTINGENCIES

         The Company is involved in pending and threatened legal actions and proceedings in the ordinary course of business. In the opinion of management, the outcome of such legal actions and proceedings will not have a material effect on the Company.

10.      MANAGEMENT'S PLANS

         Notwithstanding the significant steps taken by management to restructure the Company's debt, the Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 2001. Management is currently attempting to obtain additional financing and intends to raise additional funds within the next 12 months through equity and/or debt financings. The Investors have committed to the Company to fund the Company's working capital requirements through Fiscal 2001.

11.      ASSET HELD FOR SALE

         During Fiscal 1999, the Company made a decision to sell the Grand Avenue facility which is currently idle, as part of a plan to reduce debt and increase equity. Effective July 17, 2000, the Company has entered into a contract to sell this facility and anticipates that a closing will occur on or before October 31, 2000. The Company has classified this as a current asset at its estimated net realizable value of $760,000, after write-downs of $190,000 and $405,000 in Fiscal 2000 and Fiscal 1999, respectively.

                                INDEX TO EXHIBITS

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------

  10.18 Third Amendment Agreement dated as of March 1, 2000 by and among Automatic Systems Developers, Inc.; High Technology Computers, Inc.; the Registrant; the financial institutions which are now or hereafter become a party to the Credit Agreement and PNC Bank, National Association

  10.19 Employment Agreement dated as of June 2, 1999 between ASD Group, Inc. and William Courchaine.

  27.1            Financial Data Schedule