Form 10-Q
period 2000-09-29
ASD GROUP INC
filed 2000-11-20
CIK 1017875

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________


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

                                 (845) 452-3000
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]               No      [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of November 16, 2000 was 17,621,081.

Transitional Small Business Disclosure Format (check one):

         Yes      [ ]               No      [X]

================================================================================

                                 ASD Group, Inc.
================================================================================

                                   Form 10-QSB
                                Quarterly Report
                               September 29, 2000

                                      Index

                                                                                           Page
Part I                  FINANCIAL INFORMATION

              Item 1.   Consolidated Financial Statements...............................   1

                        Consolidated Balance Sheet:
                        September 29, 2000 (unaudited)..................................   1

                        Consolidated Statements of Operations (unaudited):
                        Three months ended September 29, 2000 and September 24, 1999....   2

                        Consolidated Statements of Cash Flows (unaudited):
                        Three months ended September 29, 2000 and September 24, 1999....   3

                        Notes to Financial Statements...................................   4

              Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.......................................   6

Part II                 OTHER INFORMATION

              Item 3.   Defaults Upon Senior Securities.................................   10

              Item 6.   Exhibits and Reports on Form 8-K................................   10

SIGNATURE

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                                 September 29,
                                                                                     2000
                                                                                     ----
                                    ASSETS

Current assets:
      Cash.............................................................         $     16,823
      Accounts receivable, less allowance for doubtful accounts of
         $350,171......................................................            1,975,736
      Inventory, less reserve of $229,814..............................            2,752,721
      Prepaid expenses and other current assets........................              151,786
      Asset held for sale..............................................              727,690
                                                                                ------------
         Total current assets..........................................            5,624,756
Property, plant and equipment, net.....................................            3,136,466
Other assets...........................................................               51,423
                                                                                ------------
         Total assets..................................................         $  8,812,645
                                                                                ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Current portion of long-term debt................................         $  6,521,670
      Accounts payable.................................................            2,360,259
      Accrued expenses.................................................              605,437
                                                                                ------------
         Total current liabilities.....................................            9,487,366
Long-term debt.........................................................              310,909
                                                                                ------------
         Total liabilities.............................................            9,798,275
                                                                                ------------
Stockholders' deficiency:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
            74,486 convertible shares issued and outstanding...........            1,646,182
      Common stock, $.01 par value, 10,000,000 shares authorized,
         17,621,081 shares issued and outstanding......................              176,212
      Paid-in capital..................................................            8,293,914
      Deficit..........................................................          (11,101,938)
                                                                                ------------
         Total stockholders' deficiency................................             (985,630)
                                                                                ------------
Total liabilities and stockholders' deficiency.........................         $  8,812,645
                                                                                ============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended
                                               -------------------------------
                                               September 29,     September 24,
                                                     2000            1999

Net sales .................................    $  3,296,398      $  2,913,055

Cost of goods sold ........................       2,698,912         2,111,464
                                               ------------      ------------

         Gross profit .....................         597,486           801,591
                                               ------------      ------------

Operating expenses:

      Sales and marketing .................          91,172           134,490

      General and administrative ..........         658,443           805,449
                                               ------------      ------------

         Total operating expenses .........         749,615           939,939
                                               ------------      ------------

Loss from operations ......................        (152,129)         (138,348)

Interest expense ..........................         150,238           134,540
                                               ------------      ------------

         Net loss .........................    $   (302,367)     $   (272,888)
                                               ============      ============

Net loss per basic and diluted common share    $       (.02)     $       (.03)
                                               ============      ============

Weighted average common shares
      outstanding .........................      16,700,641        10,587,085
                                               ============      ============

                 See notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended
                                                                         ---------------------------
                                                                        September 29,  September. 24,
                                                                             2000           1999
                                                                             ----           ----
Operating activities:
      Net loss ......................................................     $(302,367)     $(272,888)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization ..............................        59,539         66,922
         Asset held for sale writedown ..............................        32,310             --
         Interest accrued-stockholder advances ......................        14,967             --
         Changes in assets and liabilities:
             Accounts receivable ....................................       440,357       (291,922)
             Inventory ..............................................      (255,375)       199,278
             Prepaid expenses and other current assets ..............      (124,197)        11,232
             Other assets ...........................................        46,487         23,379
             Accounts payable .......................................         3,263        100,114
             Accrued expenses .......................................       (85,401)        25,025
                                                                          ---------      ---------
                Net cash used in operating activities ...............      (170,417)      (138,860)
                                                                          ---------      ---------

Investing activities:
      Capital expenditures...........................................          (534)            --
                                                                          ---------      ---------
Financing activities:
      Borrowings ....................................................       220,000        175,000
      Payments of long-term debt                                            (96,223)            --
                                                                          ---------      ---------
                Net cash provided by financing activities ...........       123,777        175,000
                                                                          ---------      ---------

Net increase (decrease) in cash .....................................       (47,174)        36,140
Cash, beginning of period ...........................................        63,997          4,961
                                                                          ---------      ---------
Cash, end of period .................................................     $  16,823      $  41,101
                                                                          =========      =========
Supplemental disclosure:
      Cash paid during the period for:
         Income taxes ...............................................     $      --      $      --
                                                                          =========      =========
         Interest ...................................................     $ 136,553      $ 100,760
                                                                          =========      =========

                   Notes to consolidated financial statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes of ASD Group, Inc. and subsidiaries (the "Company") contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results for such interim period are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Inventory

         The components of inventory are as follows:

                    Raw materials......................      $  1,769,838
                    Work-in-process....................           982,883
                                                             ------------
                                                             $  2,752,721
                                                             ============

NOTE 3 - DEBT

         Included in the current portion of long-term debt is an outstanding note payable of $818,000 to Peter C. Zachariou, the Company's President and Chief Executive Officer, at an interest rate of 8% due on July 1, 2001. The amount loaned during the period ended September 29, 2000 was $150,000. Interest expense on this borrowing was $15,000 for the three months ended September 29, 2000.

         In addition, during the period ended September 29, 2000, the Company received a short-term loan of $70,000 from Benjamin Rabinovici, Director and Co-Chairman of the Company. The loan is payable on demand and is non-interest bearing. In November 2000, $35,000 of the outstanding amount was repaid.

         On November 1, 2000, the Company received notice from PNC Bank that the Company was in default on the line of credit, which expired October 30, 2000. Such default constitutes a default under the Company's Option Agreement with Bankers Trust Company. Management is currently negotiating with PNC Bank for an extension of the line of credit. As part of the Company's negotiation with PNC Bank for an extension of the expiration date of the line of credit, the Company will also negotiate a waiver of any default on the line of credit.

NOTE 4 - PREFERRED STOCK CONVERSION

         During the quarter ended September 29, 2000, 300 shares of Series E Convertible Preferred Stock were converted into 1,672,474 shares of the Company's common stock and 200 shares of Series H Convertible Preferred Stock were converted into 1,015,874 shares of the Company's common stock.

NOTE 5 - SUBSEQUENT EVENT - ASSET HELD FOR SALE

         On November 11, 2000, the Company sold the land and building held for sale. Net proceeds were $728,000, of which $410,000 was disbursed to reduce the over-advance under the line of credit with PNC Bank.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 24, 1999

         For the three months ended September 29, 2000, the Company's net sales increased by $383,000 or 13.2% to $3,296,000 from $2,913,000 for the three months ended September 24, 1999. The increase was primarily the result of higher sales to existing customers and sales to new customers.

         Cost of goods sold for the three months ended September 29, 2000 increased by $588,000 from $2,111,000 for the comparable period last year. Increased sales, together with a greater mix of higher cost, lower margin orders, resulted in the rise in cost of goods sold. Gross profit as a percentage of net sales decreased from 27.5% for the three months ended September 24, 1999 to 18.1% for the three months ended September 29, 2000. In addition to the sales mix changes in the current period, the comparable period last year benefited from settlements with several vendors on past due amounts.

         Operating expenses decreased for the three months ended September 29, 2000 by $190,000 or 20.2% to $750,000 from $940,000 for the three months ended
September 24, 1999. The decrease in operating expenses is primarily the result of decreases in administrative functions at both the management and staff level. Also contributing to the reduction was a continued focus on tightened cost control and improved management of operating expenses. Included in general and administrative expenses in the three months ended September 29, 2000 is a write-down of the asset held for sale in the amount of $32,000. There was no write-down for the comparable period in the previous year.

         Earnings before interest, taxes, depreciation and amortization, or EDITDA, reflected a loss of $93,000 for the three months ended September 29, 2000, as compared to a loss of $71,000 for the three months ended September 24, 1999.

         Interest expense increased for the three months ended September 29, 2000 by $15,000 to $150,000 from $135,000 for the three months ended September 24, 1999. This resulted from an increase in average borrowing levels during the period in support of higher sales volumes, combined with higher interest rates as compared to the three months ended September 24, 1999.

         The Company incurred a net loss of $302,000 or $.02 per share during the three months ended September 29, 2000, as compared to a net loss of $273,000 or $.03 per share for the three months ended September 24, 1999.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operations was $170,000 for the three months ended September 29, 2000 as compared to $139,000 used in operations for the three months ended September 24, 1999. The increase in cash used in operations during the period results from higher investments in inventory, prepaid expenses, and account receivable levels. Net cash provided by financing activities during the three months ended September 29, 2000 was $124,000 as compared to $175,000 for the three months ended September 24, 1999. Working capital decreased to a deficiency of $3,863,000 at September 29, 2000 from a deficiency of $3,145,000 at September 24, 1999. Over the comparable periods, net accounts receivable increased $120,000 or 6.5% and net inventory increased $43,000 or 44%. Offsetting these items was an increase in current portion of long-term debt of $824,000 or 14.5% and an increase in accounts payable of $708,000 or 42.8%.

LIQUIDITY

         The Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations such that cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 2001. Management is currently attempting to obtain additional financing and intends to raise additional funds through equity and/or debt financings. The investors have committed to the Company to fund the Company's working capital requirements through Fiscal 2001.

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

LINE OF CREDIT

         As of September 24, 2000, the Company's revolving bank line of credit (the "Line of Credit") permitted borrowings of up to $5,000,000. The amount available for borrowings under the Line of Credit is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an overadvance by the bank of up to $1,900,000. As of September 29, 2000, $4,928,000 was outstanding under the Line of Credit and the Company had no additional borrowings available.

         As of September 29, 2000, the Company did not meet certain covenants with respect to the line of credit with PNC Bank. PNC Bank has declared a default on the line of credit. Such default also constitutes a default under the Company's Option Agreement with Bankers Trust Company of $550,000, due February 2000.

         The Company's line of credit expired October 31, 2000. At this time, management is negotiating with the bank for an extension of the line of credit. The Company continues to borrow under the Line of Credit with certain modifications. On November 15, 2000, PNC Bank permanently reduced the overadvance by $410,000 to $1,090,0000, and reduced the Line of Credit to $4,750,000.

         As part of the Company's negotiation with PNC Bank for an extension of the expiration date to the line of credit, the Company will also negotiate a waiver of all defaults, including the covenant violations.

                           PART II - OTHER INFORMATION

Item 3.           Defaults upon Senior Securities

         On November 1, 2000, the Company received notice from PNC Bank that the Company was in default on the line of credit, which expired October 30, 2000. Such default constitutes a default under the Company's Option Agreement with Bankers Trust Company. Management is currently negotiating with PNC Bank for an extension of the line of credit. As part of the Company's negotiation with PNC Bank for an extension of the expiration date of the line of credit, the Company will also negotiate a waiver of all defaults, including the covenant violations.

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

Dated: November 20, 2000               /S/ Peter C. Zachariou
                                       -------------------------------------
                                       Peter C. Zachariou, President

                                       /S/ William Foote
                                       -------------------------------------
                                       William Foote, Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
27                Financial Data Schedule