Form 10QSB
period 2000-12-29
ASD GROUP INC
filed 2001-02-20
CIK 1017875

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 29, 2000

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                  For the transition period from _____  to _____


                         Commission File Number 1-12873
                                 ASD Group, Inc.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               14-1483460
                  --------                               ----------
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

         Yes      [X]               No      [ ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of February 13, 2001 was 17,621,081.

Transitional Small Business Disclosure Format (check one):

         Yes      [ ]               No      [X]
================================================================================

                                 ASD Group, Inc.

================================================================================

                                   Form 10-QSB
                                Quarterly Report
                                December 29, 2000
                                      Index

   Part I               FINANCIAL INFORMATION                                              Page

              Item 1.   Consolidated Financial Statements...............................   1

                        Consolidated Balance Sheet:
                        December 29, 2000 (unaudited)...................................   1

                        Consolidated Statements of Operations (unaudited):
                        Six months ended December 29, 2000 and December 24, 1999........   2

                        Consolidated Statements of Cash Flows (unaudited):
                        Six months ended December 29, 2000 and December 24, 1999........   3

                        Notes to Financial Statements...................................   4

              Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.......................................   6

Part II                 OTHER INFORMATION

              Item 3.   Defaults Upon Senior Securities.................................   10

              Item 6.   Exhibits and Reports on Form 8-K................................   10

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                         December 29,
                                                                             2000
                                                                             ----
                                    ASSETS

Current assets:
      Cash ........................................................      $     49,385
      Accounts receivable, less allowance for doubtful accounts of
         $350,171 .................................................         1,734,477
      Inventory, less reserve of  $229,814 ........................         2,895,196
      Prepaid expenses and other current assets ...................           102,778
                                                                         ------------
         Total current assets .....................................         4,781,836
Property, plant and equipment, net ................................         3,076,903
Other assets ......................................................            33,183
                                                                         ------------
         Total assets .............................................      $  7,891,922
                                                                         ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Current portion of long-term debt ...........................      $  6,138,540
      Accounts payable ............................................         2,171,696
      Accrued expenses ............................................           626,575
                                                                         ------------
         Total current liabilities ................................         8,936,811
Long-term debt ....................................................           160,008
                                                                         ------------
         Total liabilities ........................................         9,096,819
                                                                         ------------
Stockholders' deficiency:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
         74,586 convertible shares issued and outstanding .........         1,779,516
      Common stock, $.01 par value, 50,000,000 shares authorized,
         17,265,525 shares issued and outstanding .................           172,656
      Paid-in capital .............................................         8,164,136
      Deficit .....................................................       (11,321,205)
                                                                         ------------
         Total stockholders' deficiency ...........................          (985,630)
                                                                         ------------
Total liabilities and stockholders' deficiency ....................      $  7,891,922
                                                                         ============

                 See Notes to Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                              ------------------------------     -----------------------------
                                                              DECEMBER 29,       DECEMBER 24,       DECEMBER 29,       DECEMBER 24,
                                                                   2000             1999               2000               1999
                                                                   ----             ----               ----               ----

     Net sales .........................................      $  6,568,610       $  5,697,185       $  3,272,212       $  2,784,130

     Cost of goods sold ................................         5,322,403          4,421,165          2,623,491          2,309,701
                                                              ------------       ------------       ------------       ------------

              Gross profit .............................         1,246,207          1,276,020            648,721            474,429
                                                              ------------       ------------       ------------       ------------

     Operating expenses:

           Sales and marketing .........................           184,874            216,274             93,702             81,784

           General and administrative ..................         1,291,044          1,373,149            632,601            551,725
                                                              ------------       ------------       ------------       ------------

              Total operating expenses .................         1,475,918          1,589,423            726,303            633,509
                                                              ------------       ------------       ------------       ------------

     Loss from operations ..............................          (229,711)          (313,403)           (77,582)          (159,080)

     Interest expense ..................................           291,923            283,584            141,685            149,044
                                                              ------------       ------------       ------------       ------------

              Net loss .................................          (521,634)          (596,987)          (219,267)          (308,124)

     Preferred stock dividend ..........................                --            100,000                 --            100,000
                                                              ------------       ------------       ------------       ------------

     Loss applicable to common stockholders ............      $   (521,634)      $   (696,987)      $   (219,267)      $   (408,124)
                                                              ------------       ------------       ------------       ------------

     Net loss per basic and diluted common share .......      $      (0.03)      $      (0.06)      $      (0.01)      $      (0.04)
                                                              ============       ============       ============       ============

     Weighted average common shares
           outstanding .................................        17,106,794         10,726,165         17,566,380         11,163,037
                                                              ============       ============       ============       ============

                 See Notes to Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                         ----------------------------
                                                                         DECEMBER 29,    DECEMBER 24,
                                                                             2000            1999
                                                                             ----            ----


        Operating activities:
              Net loss .................................................  $(521,634)      $(596,987)
              Adjustments to reconcile net loss to net
                 cash used in operating activities:
                 Depreciation and amortization .........................    119,104         176,267
                 Provision for doubtful accounts .......................         --           1,345
                 Loss on disposal of asset held for sale ...............     40,241              --
                 Interest accrued-stockholder advances .................     31,413              --
                 Changes in assets and liabilities:
                     Accounts receivable ...............................    681,616        (299,319)
                     Inventory .........................................   (397,850)        335,355
                     Prepaid expenses and other current assets .........    (75,189)         32,705
                     Other assets ......................................     64,726          24,369
                     Accounts payable ..................................   (185,300)       (129,228)
                     Accrued expenses ..................................    (80,709)        (38,646)
                                                                          ---------       ---------

                 Net cash used in operating activities .................   (323,582)       (494,139)
                                                                          ---------       ---------

        Investing activities:
              Capital expenditures .....................................       (534)             --
              Proceeds on disposal of asset held for sale ..............    719,759              --
                                                                          ---------       ---------

                 Net cash provided by investing activities .............    719,225              --
                                                                          ---------       ---------

        Financing activities:
              Proceeds from sale of common and preferred stock .........         --         300,000
              Borrowings ...............................................    270,000         515,001
              Payments of long-term debt ...............................   (680,254)       (253,284)
                                                                          ---------       ---------

                 Net cash (used in) provided by financing activities....   (410,254)        561,717
                                                                          ---------       ---------

        Net (decrease)  increase in cash ...............................    (14,611)         67,578
        Cash, beginning of period ......................................     63,996           4,961
                                                                          ---------       ---------
        Cash, end of period ............................................  $  49,385       $  72,539
                                                                          =========       =========

        Supplemental disclosure:
              Cash paid during the period for:
                 Income taxes ..........................................  $      --       $      --
                                                                          =========       =========
                 Interest ..............................................  $ 265,164       $ 233,509
                                                                          =========       =========

                 See Notes to Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes of ASD Group, Inc. and subsidiaries (the "Company") contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 ("Fiscal 2000"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results for such interim period are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - INVENTORY

         The components of inventory are as follows:

                    Raw materials......................      $1,143,722
                    Work-in-process....................       1,751,474
                                                             ----------
                                                             $2,895,196
                                                             ==========
NOTE 3 - DEBT

         Included in current portion of long-term debt is an outstanding loan of $786,000 from Peter C. Zachariou, the Company's President and Chief Executive Officer, at an interest rate of 8% and maturing on July 1, 2001. The net amount loaned during the six months ended December 29, 2000 was $118,000. Interest expense on this borrowing was $31,000 for the six months ended December 29, 2000.

         In addition, during the six months ended December 29, 2000, the Company received a short-term loan of $70,000 from Benjamin Rabinovici, Director and Co-Chairman of the Company. The loan is payable on demand and is non-interest bearing. During the six months ended December 39, 2000, $45,000 of the outstanding amount was repaid.

         On November 1, 2000, the Company received notice from PNC Bank that the Company was in default on the line of credit, which expired October 30, 2000. Such default constitutes default under the Company's Second Restructuring Agreement with Bankers Trust Company.

         Management is currently negotiating with PNC Bank for an extension of the line of credit. As part of its negotiation with PNC Bank for an extension of the expiration date of the line of credit, the Company will also negotiate a waiver of any default on the line of credit. Management is also negotiating with Bankers Trust Company with respect to the $550,000 final payment due on February 26, 2001 pursuant to the Second Restructuring Agreement.

NOTE 4 - PREFERRED STOCK

         During the six months ended December 29, 2000, 300 shares of Series E Convertible Preferred Stock were converted into 1,672,474 shares of the Company's common stock and 200 shares of Series H Convertible Preferred Stock were converted into 1,015,874 shares of the Company's common stock.

         The Company has issued and outstanding 73,460.70 shares of Series C Convertible Preferred Stock convertible into 734,607 shares of common stock. The Series C Convertible Preferred Stock contains certain anti-dilution provisions. As a result of the issuance of common stock in Fiscal 2000, an additional 146,321 shares of common stock, for a total of 880,928 shares, would be issuable in the event of the conversion of the Series C Convertible Preferred Stock.

NOTE 5 - ASSET HELD FOR SALE

         On November 11, 2000, the Company sold the land and building held for sale. Net proceeds were $720,000, of which $410,000 was disbursed to reduce the outstanding line of credit with PNC Bank.

NOTE 6 - SIGNIFICANT CUSTOMERS

         For the last two quarters of Fiscal 2001, the Company will generate less revenues from one of its largest customers as a result of cancelled orders or less orders placed in the future. Management believes that revenues from orders from existing customers and new customers will replace any lost revenues from this customer. However, no assurance can be given that the Company's operating results will not be negatively affected by the reduction in orders from this significant customer.

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

         Downsizing by American industry, combined with rapid change, strong competition and increasingly shorter product life cycles in various industries, have made it considerably less attractive for OEMs to manufacture in-house, particularly low unit volume products or short life cycle electronic products. As a result, many OEMs have adopted and are becoming increasingly reliant upon manufacturing outsourcing strategies and on contract manufacturers to satisfy their mainstream manufacturing requirements. Management of the Company believes that this trend will continue. Moreover, the Company believes that its ability to produce high quality products and deliver them on a timely basis, combined with sophisticated engineering and manufacturing capabilities, will result in an expansion of its relationships with existing customers and the addition of new customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 29, 2000 AS COMPARED TO THREE MONTHS ENDED DECEMBER 24, 1999

         For the three months ended December 29, 2000, the Company's net sales increased by $488,000 or 17.5% to $3,272,000 from $2,784,000 for the three months ended December 24, 1999. The increase was due to a combination of increased orders from existing customers and added sales to new customers.

         Cost of goods sold for the three months ended December 29, 2000 was $2,623,000, up $313,000 from $2,310,000 for the comparable period last year. This was attributable to higher sales compared to the three months ended December 24, 1999. Gross profit as a percentage of net sales improved to 19.8% for the three months ended December 24, 2000 compared to 17.0% for the three months ended December 29, 1999. Although the comparable period last year included the positive impact of settlements with several vendors on past due amounts, the Company also took a large downward inventory adjustment that negatively affected gross profit for the three months ended December 24, 1999.

         Operating expenses were higher by $93,000 for the three months ended December 29, 2000 as compared to $634,000 for the comparable period. General and administrative expenses in the three months ended December 24, 1999 benefited from the settlements with several of the Company's professionals.

         Interest expense decreased to $142,000, down slightly from $149,000 for the three months ended December 24, 1999, as lower average borrowing levels offset higher interest rates during the current period.

SIX MONTHS ENDED DECEMBER 29, 2000 AS COMPARED TO SIX MONTHS ENDED DECEMBER 24, 1999

         For the six months ended December 29, 2000, the Company's net sales increased by $872,000 or 15.3% to $6,569,000 from $5,697,000 for the six months ended December 24, 1999. The increase was due to a combination of increased orders from existing customers and added sales to new customers.

         Cost of goods sold for the six months ended December 29, 2000 increased by $901,000 to $5,322,000 from $4,421,000 for the comparable period last year. Higher sales volumes, together with a larger mix of higher cost, lower margin orders, resulted in the rise in cost of goods sold. Gross profit as a percentage of net sales decreased from 22.4% for the six months ended December 24, 1999 to 19.0% for the six months ended December 29, 2000. In addition, the comparable period last year benefited from settlements on past due accounts payable with several vendors.

         Operating expenses decreased for the six months ended December 29, 2000 by $113,000 or 7.1% to $1,476,000 from $1,589,000 for the six months ended
December 24, 1999. The reduction in operating expenses results, primarily, from decreases in administrative functions at both the management and staff level. Also contributing to the reduction was a continued focus on the management and control of operating expenses. Included in general and administrative expenses in the six months ended December 29, 2000 is a loss on disposal of the asset held for sale in the amount of $40,000.

         Earnings before interest, taxes, depreciation and amortization, or EDITDA, reflected a loss of $111,000 for the six months ended December 29, 2000, as compared to a loss of $137,000 for the six months ended December 24, 1999.

         Interest expense for the six months ended December 29, 2000 was $292,000, up slightly from $284,000 for the six months ended December 24, 1999, as the effect of higher interest rates was mostly offset by a decrease in average borrowing levels.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operating activities was $324,000 for the six months ended December 29, 2000 as compared to $494,000 used in operations for the six months ended December 24, 1999. Lower net loss and improved collections of accounts receivable, offset by an increase in inventory, were the main contributors to the improvement.

         As a result of the sale of the asset held for sale in November 2000, net cash provided by investing activities was $719,000 during the six months ended December 29, 2000. There was no net cash provided by investing activities during the six months ended December 24, 1999.

         Net cash used in financing activities was $410,000 in the six months ended December 29, 2000 compared to net cash provided by financing activities of $562,000 in the six months ended December 24, 1999. Proceeds from the sale of the asset held for sale in the amount of $410,000 were used to pay down the line of credit with PNC Bank during six months ended December 29, 2000.

         Working capital deficiency was $4,155,000 at December 29, 2000 compared to a deficiency of $2,939,000 at December 24, 1999. Over the comparable periods, net inventories increased by $918,000 or 46.5% to $2,895,000. However, the increase in inventory was partially offset by an increase in accounts payable of $754,000 or 34.7%.

LIQUIDITY

         The Company's immediate cash requirements are significant. No assurance can be given that the Company will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. Management believes that the Company's existing and anticipated capital resources will not enable it to fund its planned operations through Fiscal 2001. Management is currently attempting to obtain additional financing and intends to raise additional funds through equity and/or debt financing. The investors in prior years have committed to the Company to fund the Company's working capital requirements through Fiscal 2001.

         For the last two quarters of Fiscal 2001, the Company will generate less revenues from one of its largest customers as a result of cancelled orders or less orders placed in the future. Management believes that revenues from orders from existing customers and new customers will replace any lost revenues from this customer. However, no assurance can be given that the Company's operating results will not be negatively affected by the reduction in orders from this significant customer.

         In addition, the Company's annual and interim operating results may be affected by a number of factors, including the Company's ability to manage inventories, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of material costs versus labor. Manufacturing and overhead costs are also significant factors affecting the annual and quarterly operating results of the Company. In addition, the Company relies on a small number of significant customers for much of its sales volume and any significant change in the business activity with a major customer could have a major impact on the Company's operations. Other factors include price competition, the ability to pass on excess costs to customers, the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Any one of these factors, or a combination thereof, could adversely affect the Company. The Company's primary pricing method is a fixed price, however, any costs in excess of original quotation or resulting from customer changes are typically passed on to the customer.

LINE OF CREDIT

         The amount available for borrowing under the Company's revolving bank line of credit (the "Line of Credit") is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an over advance by the bank. On November 15, 2000, PNC Bank reduced the over advance by $410,000 to $1,090,0000, and reduced the Line of Credit to $4,750,000. As of December 29, 2000, $4,231,000 was outstanding under the Line of Credit and the Company had no additional borrowings available.

         The Company's line of credit expired October 31, 2000. Moreover, as of December 29, 2000, the Company did not meet certain covenants with respect to the Line of Credit with PNC Bank. PNC Bank has declared a default on the line of credit. Such default constitutes default under the Line of Credit and the Company's Second Restructuring Agreement with Bankers Trust Company.

         At this time, management is negotiating with the bank for an extension of the line of credit. The Company continues to borrow under the Line of Credit with certain modifications. As part of the Company's negotiation with PNC Bank for an extension of the expiration date to the line of credit, the Company will also negotiate a waiver of all defaults, including the covenant violations. Management is also negotiating with Bankers Trust Company with respect to the $550,000 final payment due on February 26, 2001, pursuant to the Second Restructuring Agreement.

                           PART II - OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

         On November 1, 2000, the Company received notice from PNC Bank that the Company was in default on the line of credit, which expired October 30, 2000. Such default also constitutes default under the Company's Second Restructuring Agreement with Bankers Trust Company. Management is currently negotiating with PNC Bank for an extension of the expiration date of the line of credit. As part of this negotiation, the Company will also negotiate a waiver of all defaults, including the covenant violations. Management is also negotiating with Bankers Trust Company with respect to the Second Restructuring Agreement.

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits:  none

         (b) Reports on Form 8-K: none

                                 ASD GROUP, INC.

                                   SIGNATURES

         In accordance with the requirement of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    February 16, 2001

                                          /s/ PETER C. ZACHARIOU
                                          --------------------------------------
                                          Peter C. Zachariou, President


                                          /s/ WILLIAM FOOTE
                                          --------------------------------------
                                          William Foote, Chief Financial Officer