Form 10QSB
period 2001-03-30
ASD GROUP INC
filed 2001-05-21
CIK 1017875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 1-12873

                                 ASD Group, Inc.
                                 ---------------
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

                           Yes [X]         No [_]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's Common Stock, $.01 par value per share, outstanding as of May 11, 2001 was 22,426,698.

Transitional Small Business Disclosure Format (check one):

                           Yes [_]         No [X]

                                 ASD Group, Inc.
                                   Form 10-QSB
                                Quarterly Report
                                 March 30, 2001
                                      Index

Part I            FINANCIAL INFORMATION                                             Page
          Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheet:
                  March 30, 2001 (unaudited)......................................   1

                  Consolidated Statements of Operations (unaudited):
                  nine months and three months ended March 30, 2001                  2
                  and March 24, 2000..............................................

                  Consolidated Statements of Cash Flows (unaudited):
                  nine months ended March 30, 2001 and March 24, 2000.............   3

                  Notes to Consolidated Financial Statements......................   4

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................   6

Part II           OTHER INFORMATION

          Item 3. Defaults upon Senior Securities.................................   11

          Item 6. Exhibits and Reports on Form 8-K................................   12

SIGNATURES


                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        ASD GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                        March 30, 2001
                                                                                         ------------
                                                ASSETS
Current assets:
      Cash ..........................................................................    $      7,275
      Accounts receivable, less allowance for doubtful accounts of $137,241..........       1,500,842
      Inventory, less reserve of $499,947 ...........................................       1,931,924
      Prepaid expenses and other current assets .....................................         195,547
                                                                                         ------------
         Total current assets .......................................................    $  3,635,588

Property, plant and equipment, net ..................................................       2,620,545
Other assets ........................................................................          22,932
                                                                                         ------------
         Total assets ...............................................................    $  6,279,065
                                                                                         ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Current portion of long-term debt .............................................    $  5,747,208
      Accounts payable ..............................................................       2,343,564
      Accrued expenses ..............................................................         688,728
                                                                                         ------------
         Total current liabilities ..................................................       8,779,500

Long-term debt ......................................................................         240,406
                                                                                         ------------
         Total liabilities ..........................................................    $  9,019,906
                                                                                         ------------
Stockholders' deficiency:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
         74,176 convertible shares issued and outstanding ...........................       1,197,221
      Common stock, $.01 par value, 50,000,000 shares authorized,
         22,426,698 shares issued and outstanding ...................................         224,267
      Additional paid-in capital ....................................................       8,694,820
      Deficit .......................................................................     (12,857,149)
                                                                                         ------------
         Total stockholders' deficiency .............................................      (2,740,841)
                                                                                         ------------
Total liabilities and stockholders' deficiency ......................................    $  6,279,065
                                                                                         ============

See Notes to Consolidated Financial Statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                         -------------------------------       -------------------------------
                                                           MARCH 30,          MARCH 24,          MARCH 30,          MARCH 24,
                                                             2001               2000               2001               2000
                                                         ------------       ------------       ------------       ------------
Net sales .........................................      $  9,161,475       $  8,403,079       $  2,592,865       $  2,705,894

Cost of goods sold ................................         8,155,849          6,610,219          2,833,446          2,189,054
                                                         ------------       ------------       ------------       ------------
         Gross profit (loss).......................         1,005,626          1,792,860           (240,581)           516,840
                                                         ------------       ------------       ------------       ------------
Operating expenses:
      Sales and marketing .........................           273,263            353,555             88,389            137,281
      General and administrative ..................         2,378,260          2,125,691          1,087,216            752,542
                                                         ------------       ------------       ------------       ------------
         Total operating expenses .................         2,651,523          2,479,246          1,175,605            889,823

Loss from operations ..............................        (1,645,897)          (686,386)        (1,416,186)          (372,983)

Interest expense ..................................           411,681            419,718            119,758            136,134
                                                         ------------       ------------       ------------       ------------
Net (loss) ........................................        (2,057,578)        (1,106,104)        (1,535,944)          (509,117)

Preferred stock dividend ..........................                --            100,000                 --                 --
                                                         ------------       ------------       ------------       ------------

Loss applicable to common stockholders ............      $ (2,057,578)      $ (1,206,104)      $ (1,535,944)      $   (509,117)
                                                         ============       ============       ============       ============

Net loss per basic and diluted common share .......      $      (0.11)      $      (0.10)      $      (0.07)      $      (0.04)
                                                         ============       ============       ============       ============

Weighted average common shares outstanding ........        18,439,036         11,923,658         21,118,160         13,675,238
                                                         ============       ============       ============       ============

See Notes to Consolidated Financial Statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                    -----------------------------
                                                                      MARCH 30,         MARCH 24,
                                                                        2001              2000
                                                                    -----------       -----------
Operating activities:
      Net loss ...............................................      $(2,057,578)      $(1,206,104)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization .......................          175,462           282,044
         Provision for doubtful accounts......................           84,169                --
         Inventory reserve....................................          270,133                --
         Loss on disposal of assets held for sale ............           40,241           100,000
         Write-down of fixed assets...........................          400,000                --
         Interest accrued-stockholder advances ...............           46,646                --
         Changes in assets and liabilities:
             Accounts receivable .............................          831,082            78,799
             Inventory .......................................          295,289           183,440
             Prepaid expenses and other current assets .......         (167,958)           12,769
             Other assets ....................................           74,977            40,137
             Accounts payable ................................          (13,432)         (141,012)
             Accrued expenses ................................          (33,789)         (164,986)
                                                                    -----------       -----------
                Net cash used in operating activities ........          (54,758)         (814,913)
                                                                    -----------       -----------
Investing activities:
      Proceeds from disposal of asset held for sale ..........          719,759                --
      Capital expenditures ...................................             (534)           (3,600)
                                                                    -----------       -----------
                Net cash provided by (used in)
                investing activities .........................          719,225            (3,600)
                                                                    -----------       -----------
Financing activities:
      Proceeds from sale of common and preferred stock .......               --           500,000
      Borrowings .............................................          270,000           515,002
      Payments of long-term debt .............................         (991,188)         (138,738)
                                                                    -----------       -----------
                Net cash (used in) provided by
                financing activities .........................         (721,188)          876,264
                                                                    -----------       -----------
Net (decrease) increase in cash ..............................          (56,721)           57,751
Cash, beginning of period ....................................           63,996            17,181
                                                                    -----------       -----------
Cash, end of period ..........................................      $     7,275       $    74,932
                                                                    ===========       ===========
Supplemental disclosure:
      Cash paid during the period for:
         Interest ............................................      $   373,858       $   334,540
                                                                    ===========       ===========

See Notes to Consolidated Financial Statements.

                        ASD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes of ASD Group, Inc. and subsidiaries (the "Company") contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results for the interim period are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Inventory

         The components of inventory are as follows:

                    Raw materials......................      $1,384,758
                    Work-in-process....................         547,166
                                                             ----------
                                                             $1,931,924
                                                             ==========

NOTE 3 - DEBT

         Included in current portion of long-term debt is an outstanding loan of $755,000 from Peter C. Zachariou, the Company's President and Chief Executive Officer, at an interest rate of 8% and maturing on July 1, 2001. The Company received $200,000 and repaid $113,000 of the outstanding loan during the nine months ended March 30, 2001. Interest expense on the outstanding loan was $46,686 for the nine months ended March 30, 2001.

         In addition, during the nine months ended March 30, 2001, the Company received a short-term loan of $70,000 from Benjamin Rabinovici, a former Director and Co-Chairman of the Company who resigned effective March 31, 2001. The loan is payable on demand and is non-interest bearing. During the nine months ended March 30, 2001, $57,000 of the outstanding amount was repaid.

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

         Management is also negotiating with Bankers Trust Company with respect to the $550,000 final payment that was due on February 26, 2001, pursuant to the Second Restructuring Agreement.

NOTE 4 - PREFERRED STOCK

         During the nine months ended March 30, 2001, (i) 235 shares of Series D Convertible Preferred Stock were converted into 3,357,143 shares of the Company's common stock, (ii) 375 shares of Series E Convertible Preferred Stock were converted into 2,743,903 shares of the Company's common stock and (iii) 300 shares of Series H Convertible Preferred Stock were converted into 1,748,475 shares of the Company's common stock.

         The Company has issued and outstanding 73,461 shares of Series C Convertible Preferred Stock convertible into 734,607 shares of common stock. The Series C Convertible Preferred Stock contains certain anti-dilution provisions. As a result of the issuance of common stock in Fiscal 2000, an additional 146,321 shares of common stock, for a total of 880,928 shares, would be issuable in the event of the conversion of the Series C Convertible Preferred Stock.

NOTE 5 - ASSET HELD FOR SALE

         On November 11, 2000, the Company sold the land and building held for sale. Net proceeds were $720,000, of which $410,000 was disbursed to reduce the outstanding line of credit with PNC Bank.

NOTE 6 - WRITE-DOWN OF FIXED ASSETS

         During the three months ended March 30, 2001, the Company evaluated the recoverability of certain of its fixed assets and determined that the future undiscounted cash flows from such fixed assets were below their carrying value. Accordingly, the Company recorded a write-down of $400,000 to record the fixed assets at their fair value.

NOTE 7 - SIGNIFICANT CUSTOMERS

         For the last quarter of Fiscal 2001, the Company will generate less revenues from one of its largest customers as a result of cancelled orders and less orders expected to be placed in the future. Management believes that after Fiscal 2001 revenues from orders from existing customers and new customers will replace any lost revenues from this customer. In connection with the loss of business from this customer, the Company recognized additional inventory reserves of $115,000 to adjust inventory maintained to service this customer to its net realizable value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties associated with a contract manufacturing company which is dependent upon a small number of large customers, upon key personnel and upon certain industries as well as a company which has a limited history of profitability and a need for additional capital. Additionally, the Company is subject to the risks and uncertainties associated with all contract manufacturing companies including variability of customer requirements and customer financing, limited availability of components and a market characterized by rapidly changing technology and continuing process development. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 24,
2000

         For the three months ended March 30, 2001, the Company's net sales decreased by $113,000 or 4.2% to $2,593,000 from $2,706,000 for the three months ended March 24, 2000. This decrease was due to a combination of cancellation of orders from a large customer and a slowdown in activity in the manufacturing industry and the general economy.

         Cost of goods sold for the three months ended March 30, 2001 increased by $644,000 or 29.4% to $2,833,000 from $2,189,000 for the three months ended
March 24, 2000. This was primarily the result of an additional write-down on the value of inventory by approximately $270,000 and the sale of excess inventory at or below cost.

         As a result, gross (loss) was ($241,000) for the three months ended March 30, 2001 compared to gross profit of $517,000 or 19.1% of sales for the three months ended March 24, 2000. Sales of excess inventory and a write-down of inventory value negatively affected gross profit margins during the three months ended March 30, 2001. The comparable period last year included the positive impact of settlements with several vendors.

         Operating expenses increased by $286,000 to $1,176,000 for the three months ended March 30, 2001 from $890,000 for the three months ended March 24, 2000. Included in operating expenses is a write-down of fixed assets of $400,000 to record the value of certain fixed assets at their fair value. Excluding the impact of the fixed asset writedown, operating expenses decreased by $114,000 as compared to the three months ended March 24, 2000.

         Interest expense for the three months ended March 30, 2001 decreased by $16,000 or 11.8% to $120,000 from $136,000 for the three months ended March 24, 2000. The decrease in interest expense results from a reduction in average borrowing levels over the comparable period.

NINE MONTHS ENDED MARCH 30, 2001 AS COMPARED TO NINE MONTHS ENDED MARCH 24, 2000

         For the nine months ended March 30, 2001, the Company's net sales increased by $758,000 or 9.0% to $9,161,000 from $8,403,000 for the nine months ended March 24, 2000. The increase in sales was due to a combination of increased orders from existing customers and added sales to new customers over the course of the first six months of the year. Sales over the latest three months have been adversely affected by the cancellation of orders from a large customer.

         Cost of goods sold for the nine months ended March 30, 2001 increased by $1,546,000 or 23.4% to $8,156,000 from $6,610,000 for the nine months ended
March 24, 2000. This increase resulted from an additional write-down of the value of inventory by approximately $270,000 and the sale of excess inventory at or below cost.

         Gross profit as a percentage of net sales decreased to $1,006,000 or 11% of sales for the nine months ended March 30, 2001 compared to $1,793,000 or 21.3% of sales for the nine months ended March 24, 2000. This was due primarily to the inventory adjustments in the latest quarter.

         Operating expenses increased by $172,000 or 6.9% to $2,651,523 for the nine months ended March 30, 2001 from $2,479,000 for the nine months ended March 24, 2000. A reduction in operating expenses results, primarily, from decreases in administrative functions at both the management and staff level offset by the write-down of fixed assets of $400,000. Also included in operating expenses for the nine months ended March 30, 2001 is a loss on disposal of the asset held for sale in the amount of $40,000 and an increase in the provision for doubtful accounts of $84,000.

         Interest expense for the nine months ended March 30, 2001 decreased by $8,000 or 1.9% to $412,000 from $420,000 for the nine months ended March 24, 2000. The decrease in interest expense results from a reduction in average debt levels offset by slightly higher interest rates over the comparable nine-month period.

         The Company also recorded a preferred stock dividend of $100,000 to reflect the beneficial conversion feature of the convertible preferred stock issued in the nine months ended March 24, 2000. No dividends were recorded during the nine months ended March 30, 2001. As a result the loss applicable to common stockholders was $1,206,000 during the nine months ended March 24, 2000 and $2,058,000 during the nine months ended March 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         Net cash used in operating activities was $55,000 for the nine months ended March 30, 2001 as compared to $815,000 used in operations for the nine months ended March 24, 2000. Accounts receivable decreased by $831,000 during the nine months ended March 30, 2001 as a result of reduced third quarter sales, improved collections and account monitoring. Inventory also decreased by $295,000 over the nine month period. In addition to a write-down and sales of excess inventory, there was an overall reduction in inventory purchased during the latest quarter. In addition, the Company recorded a write-down of fixed assets in the amount of $400,000 during the three months ended March 30, 2001.

         Net cash provided by investing activities was $719,000 during the nine months ended March 30, 2001, mainly as a result of the sale of the asset held for sale in November 2000. By comparison, there was $4,000 in net cash used by investing activities during the comparable nine months ended March 24, 2000.

         Net cash used in financing activities was $721,000 in the nine months ended March 30, 2001 compared to net cash provided by financing activities of $876,000 in the nine months ended March 24, 2000. Proceeds from the sale of the asset held for sale in the amount of $410,000, as well as other funds, were used to pay down the line of credit with PNC Bank by $644,000 during the nine months ended March 30, 2001. In addition, the Company reduced other long-term debt by $348,000 during the nine months ended March 30, 2001.

         Working capital deficiency was $5,144,000 at March 30, 2001 compared to a deficiency of $3,381,000 at March 24, 2000. Increases in prepaid expenses and other current assets and a reduction in the current portion of long-term debt were offset by the disposal of the asset held for sale, an increase in accounts payable and an increase in accrued expenses.

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

         For the last quarter of Fiscal 2001, the Company will generate less revenue from one of its largest customers as a result of cancelled orders or less orders expected to be placed in the future. Management believes that after Fiscal 2001 revenues from orders from existing customers and new customers will replace any lost revenues from this customer.

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

LINE OF CREDIT

         The amount available for borrowing under the Company's revolving bank line of credit (the "Line of Credit") is determined pursuant to a formula based upon the Company's eligible machinery, equipment, accounts receivable and inventory plus an over advance by the bank. On November 15, 2000, PNC Bank reduced the over advance by $410,000 to $1,090,0000, and reduced the Line of Credit to $4,750,000. As of March 30, 2001, $4,165,000 was outstanding under the Line of Credit and the Company had no additional borrowings available.

         The Company's line of credit expired October 31, 2000. Moreover, as of March 30, 2001, the Company did not meet certain covenants with respect to the Line of Credit with PNC Bank. PNC Bank has declared a default on the line of credit. Such default under the Line of Credit constitutes a default on the Company's Second Restructuring Agreement with Bankers Trust Company.

         At this time, management is negotiating with the bank for an extension of the line of credit. The Company continues to borrow under the Line of Credit with certain modifications. As part of the Company's negotiation with PNC Bank for an extension of the expiration date to the line of credit, the Company will also negotiate a waiver of all defaults, including the covenant violations. Management is also negotiating with Bankers Trust Company with respect to the $550,000 final payment that was due on February 26, 2001, pursuant to the Second Restructuring Agreement.

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

         Management is also negotiating with Bankers Trust Company with respect to the $550,000 final payment that was due on February 26, 2001, pursuant to the Second Restructuring Agreement.

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


                                      ASD GROUP, INC.

Date: May 21, 2001                   By: /s/ PETER C. ZACHARIOU
                                         ---------------------------------------
                                          Peter C. Zachariou, President